Form 10QSB
period 1999-02-28
INFORMATION HIGHWAY COM INC
filed 1999-09-10
CIK 1081240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File No.  0-25773
                     -------

                         INFORMATION-HIGHWAY.COM, INC
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Florida                                   65-0154103
           -------                               ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

           185-10751 Shellbridge Way, Richmond, BC Canada   V6X 2W8
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 278-5996
                        ------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES _________     NO        X
                                                ----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 23, 1999 - 6,868,901 shares of common stock, $.0001 par value were outstanding. A further 179,500 common shares, not yet issued, are allotted pursuant to a share exchange agreement. Total shares outstanding and allotted as of August 23, 1999 are 7,048,401.

                                     INDEX

PART I -- Financial Information  Page                                                            Page
Item 1.  Consolidated Financial statements (unaudited).........................................   2
-------  ---------------------------------

Consolidated Balance Sheets as of February 28, 1999 and May 31, 1998...........................   3

Consolidated Statements of Changes in Stockholders' Equity from May 31, 1998 to
  February 28, 1999............................................................................   4

Consolidated Statements of Operations for the three months and nine months ended
  February 28, 1999 and 1998...................................................................   5

Consolidated Statements of Cash Flows for the nine months ended
  February 28, 1999 and 1998...................................................................   6

Notes to the Consolidated Financial Statements.................................................   7

Item 2.  Management's Discussion and Analysis of Results of   Operations and Financial
-------  -----------------------------------------------------------------------------
Condition......................................................................................  15
---------

PART II -- Other Information...................................................................  21

Signatures.....................................................................................  23

                        PART I    Financial Information

Item 1.   Consolidated Financial statements (Unaudited)
-------   ---------------------------------------------

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Balance Sheets

                                                          February 28,   May 31,
                                                              1999        1998
                                                          (unaudited)  (audited)
                                                                  $        $
                                     Assets

Current Assets
 Cash                                                          83,225    35,699
 Accounts receivable                                           16,644     4,442
 Prepaid expenses                                               6,581     3,001
-------------------------------------------------------------------------------
                                                              106,450    43,142

Fixed Assets (Note 5)                                         171,468   209,353
Goodwill (Note 4)                                             154,785   274,598
-------------------------------------------------------------------------------
                                                              432,703   527,093
===============================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                            210,654   206,608
Advances from Affiliated Companies                                  -   239,542
Advances from Directors                                             -    22,242
-------------------------------------------------------------------------------
                                                              210,654   468,392
Stockholders' Equity
Common Stock (Note 6), 50,000,000 shares authorized,
  par value $.0001 per share, 6,178,151 and 4,766,000
issued and outstanding respectively                               618   700,960
  Additional Paid in Capital                                1,364,027    61,988
-------------------------------------------------------------------------------
                                                            1,364,645   762,948
-------------------------------------------------------------------------------
Preferred Stock, 10,000,000 shares authorized, par value
$.0001 per share, none issued                                       -         -

Translation adjustments                                         9,412      3,65
-------------------------------------------------------------------------------
                                                            1,374,057   766,602

Deficit                                                    (1,152,008) (707,901)
-------------------------------------------------------------------------------
Total stockholders' equity                                    222,049    58,701
-------------------------------------------------------------------------------
                                                              432,703   527,093
===============================================================================
(See Note 1 for Nature of Operations, Reorganization and Continuance of
Business)

       (See accompanying notes to the financial statements)                -3-

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Statement of Changes in Stockholders' Equity

From May 31, 1998 to February 28, 1999

(unaudited)


                                                                    Common Stock
                                               ---------------------------------------------------
                                                                                   Additional
                                                     No. of          Par Value       Paid-in
                                                     Shares            $.0001        Capital      Total         Deficit
                                               Issued or Allotted        $              $           $              $
Balance of FVFI on May 31, 1998 and prior
   to reverse takeover - February 17, 1999            1,979,500           198           7,852       8,050        (28,728)
Reverse takeover adjustments (Note 3)
   Cancellation of shares for no
     consideration                                   (1,659,833)         (166)            166           -              -
   Elimination of deficit                                     -             -               -           -         28,728
   Deficit of Information Highway,
     Inc. as at May 31, 1998                                                                                    (707,901)
   Shares issue or allotted to effect
     the reverse takeover                             5,639,650           564       1,355,633   1,356,197              -
   Cost of reverse takeover
    transaction                                               -             -        (128,728)   (128,728)             -
Shares issued pursuant to stock options
   exercised at $0.75 per share
   (Issued March 24, 1999)                               27,334             3          20,498      20,501              -
Shares issued pursuant to stock options
   exercised at $0.50 per share
   (Issued March 24, 1999)                              150,000            15          74,985      75,000              -
Shares issued for services at a fair market
   value of $0.75 per share                              31,500             3          23,622      23,622              -
Shares issued pursuant to warrants
   exercised at $1.00 per share                          10,000             1           9,999      10,000              -
Net loss for the period                                                                                         (444,107)
--------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1999                          6,178,151           619       1,364,026   1,364,645     (1,152,008)
==========================================================================================================================

Of the 6,178,151 shares issued or allotted a total of 179,500 common shares are allotted pursuant to a share exchange agreement. Holders of 179,500 common shares in Information Highway, Inc. have not tendered their shares in exchange for shares of the Company, see Note 3.

             (See accompanying notes to the financial statements)          -4-

Information-Highway.com, Inc.
(formerly Florida Venture Fund, Inc.)
Consolidated Statements of Operations
(unaudited)



                                                   Three months ended         Nine months ended
                                                      February 28,              February 28,
                                                                             --------------------
                                                   1999          1998         1999         1998
                                                        $          $            $            $
Revenues                                           254,853       208,083      752,470      609,782
--------------------------------------------------------------------------------------------------
Expenses

   Advertising and instruction guides              17,326         10,767       60,444       32,500
   Amortization of goodwill                        39,937         39,937      119,811      119,811
   Bad debts                                          673            569        2,262        2,660
   Bank and credit card charges                     5,415          4,347       17,088        3,474
   Depreciation and amortization                   11,798         14,676       41,717       44,835
   Equipment rental                                 8,128          4,066       30,678        8,055
   Foreign exchange                                (2,653)         2,252       (7,268)       2,023
   Internet and license fees                       54,008         53,392      186,979      102,179
   Investor relations                               8,068          5,860       71,273        6,268
   Management and consulting fees                  74,297         55,187      165,336      138,984
   Office                                          13,078         18,475       24,553       26,565
   Professional fees                               14,809         10,123       54,491       19,719
   Rent                                             7,844         11,839       36,828       20,982
   Salaries and benefits                           53,948         28,627      143,807      108,400
   Telephone                                       87,241         92,251      230,767      266,885
   Transfer agent and regulatory fees                   -          3,292        1,152        1,314
   Travel and promotion                             6,830            388       16,659       10,165
--------------------------------------------------------------------------------------------------
                                                  400,747        356,048    1,196,577      914,819
--------------------------------------------------------------------------------------------------
Net loss                                         (145,894)      (147,965)    (444,107)    (305,037)
==================================================================================================
Basic loss per share                                (0.03)         (0.03)       (0.09)       (0.07)
==================================================================================================
Weighted average shares outstanding            5 ,500,000      4,600,000    5,000,000    4,500,000
==================================================================================================
Diluted loss per share has not been presented as the result is anti dilutive.

             (See accompanying notes to the financial statements)            -5-

Information-Highway.com, Inc.
(formerly Florida Venture Fund, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

                                                                          Nine months ended
                                                                             February 28,
                                                                         --------------------
                                                                          1999        1998
                                                                            $           $
Cash Flows to Operating Activities
  Net loss                                                               (444,107)   (305,037)
  Adjustments to reconcile net loss to cash
     Depreciation and amortization                                         41,717      44,835
     Amortization of goodwill                                             119,811     119,811
  Change in non-cash working capital items
     (Increase) decrease in accounts receivable                           (12,202)      2,671
     (Increase) decrease in prepaid expenses                               (3,580)      1,284
     Increase (decrease) in accounts payable                                4,046     (23,945)
     Increase in unearned revenue                                               -       1,190
---------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                    (294,315)   (159,191)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Common stock issued (net of reverse takeover costs)                     601,697     184,550
  Increase (decrease) in advances from
     affiliated companies                                                (239,542)     58,735
  (Decrease) in advances from directors                                   (22,242)     (7,554)
---------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                        339,913     235,731
---------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
  Increase in capital assets acquired                                      (3,831)    (78,449)
---------------------------------------------------------------------------------------------
Net Cash to Investing Activities                                           (3,831)    (78,449)
---------------------------------------------------------------------------------------------
Translation adjustments                                                     5,759      (5,214)
---------------------------------------------------------------------------------------------
Increase (decrease) in cash during the period                              47,526      (7,123)
Cash - beginning of period                                                 35,699       4,947
---------------------------------------------------------------------------------------------
Cash (deficiency) - end of period                                          83,225      (2,176)
=============================================================================================
=============================================================================================
Supplemental cash flow information:
  Cash paid for interest                                                    5,786       2,944
  Cash paid for income taxes                                                    -           -
=============================================================================================

             (See accompanying notes to the financial statements)            -6-

Information-Highway.com, Inc.
(formerly Florida Venture Fund, Inc.)
Notes to the Consolidated Financial Statements
(unaudited)



1.   Nature of Operations, Reorganization and Continuance of Business

     Florida Venture Fund, Inc. (the "Company" or "FVFI") was incorporated December 5, 1988 in the state of Florida. The Company has the authority to issue 50,000,000 common shares of $.0001 par value. The Company may transact any and all lawful business for which corporations may be incorporated under the Florida General Corporation Act.

     During 1997, the Company's common stock was submitted for quotation on the OTC Bulletin Board System and was assigned the trading symbol FLVN.

     From incorporation to February 17, 1999 the Company did not engage in any business activity other than initial organization, initial financing and some business investigation activities.

     Pursuant to a letter agreement dated February 17, 1999 and completed February 23, 1999, the Company completed an Agreement and Plan of Reorganization with Information Highway, Inc., herein "IHI", whereby a business combination was completed and all of the outstanding common stock of Information Highway, Inc. was or will be exchanged for common shares of the Company which represents a change of control of the Company by way of reverse takeover, See Note 3. As part of this Reorganization the Company's name was changed to Information-Highway.com, Inc.

     IHI was incorporated in the State of Washington on October 15, 1996. See
     Note 4 regarding IHI's acquisition of three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     The Company emerged from being a development stage company during its fiscal year ended May 31, 1998. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenues, however, the Company has experienced start-up losses in fiscal 1997, fiscal 1998 and the nine months ended February 28, 1999 totalling $1,152,008 and has a working capital deficiency as at February 28, 1999 of $104,204.

     Subsequent to February 28, 1999 the Company has raised $1,045,500 pursuant to an Offering Memorandum completed, stock options exercised and warrants exercised as follows:

          an Offering Memorandum was completed on August 11, 1999 whereby 129,750 units were issued at $4.00 per unit for total proceeds of $519,000, each unit containing one common share and one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000 and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. If all warrants were exercised the Company would receive a further $1,297,500;

          the Company issued 416,500 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $416,500. There are currently 447,150 warrants outstanding exerciseable at $1.00 per share or $447,150 in total;

          the Company issued 195,000 shares pursuant to options exercised at between $0.50 and $0.75 per share for total proceeds of $110,000. The Company currently has 285,000 shares reserved for the exercise of stock options at $0.50 per share, 190,000 shares reserved for the exercise of stock options at $0.75 per share, 700,000 shares reserved for the exercise of stock options at $4.00 per share and 125,000 shares reserved for stock options at $5.00 per share. If all options were to be exercised the Company would receive a further $3,710,000;

          the Company is currently selling a private placement of 1,000,000 units at $6.00 per unit to raise total proceeds of $6,000,000. Each unit will contain one common share and one warrant to acquire one additional share at $8.00 per share expiring July 7, 2000.

2.   Significant Accounting Policies
     Consolidated financial statements

     These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which has three consolidated wholly-owned Canadian subsidiaries, see Note 4. As IHI was the acquirer in the Reverse Takeover Business Combination, its fiscal year-end of May 31 will be the Company's new fiscal year-end and the business of IHI will be the business reported for all comparative purposes, see Note 3 for a discussion on this business combination and reverse takeover accounting. Prior to the reverse takeover transaction the Company's fiscal year end was December 31. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

     Cash and cash equivalents

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of 90 days or less when purchased.

     Financial instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     Fixed assets

     Fixed assets are recorded at cost. Depreciation is computed utilizing the declining balance method over an estimated useful life of the related asset category. Computer equipment is depreciated at 30% per annum and furniture and office equipment at 20%. Leasehold improvements are amortized to operations over ten years utilizing the straight-line method.

     Goodwill

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over three years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including undiscounted cash flow and profitability projections which necessarily involves significant management judgement.

     Revenue recognition

     Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Accounting for Stock Based Compensation

     The Company uses the intrinsic value based method of accounting for stock based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 6.

     Basic and diluted net income (loss) per share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic an diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

     Foreign exchange

     All of the Company's Canadian operating subsidiaries are operationally independent of the parent and are considered self-sustaining. As such, the current rate method is used whereby assets and liabilities are translated into United States dollars at exchange rates in effect at the balance sheet dates. Shareholders' equity accounts are translated using historical exchange rates. Income and expense items are translated at average exchange rates for the periods. Accumulated net translation adjustments are included as a separate component of shareholders' equity.

     Current monetary assets and liabilities of the Company which are denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses are recognized currently in earnings.

     Income taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements.

     Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.


3.   Business Combination

     Pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between the Company, IHI and certain shareholders of IHI, the Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of August 23, 1999, 2,225,150 of the 2,404,650 IHI shares had been exchanged for the same number of Company shares and to the August 23, 1999 96% in total has been exchanged. The Company has allotted 179,500 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company as a finders fee and to effect the Agreement and Plan of Reorganization.

     For accounting purposes the acquirer is IHI as 94.6% of the issued and outstanding common shares of the Company will be or are now owned by the shareholders of IHI and the entire Board of Directors of the Company is now comprised of the entire Board of Directors of IHI. As IHI is the legal subsidiary of the Company the nature of the business combination is a reverse takeover whereby the control of the assets and the business of the Company is acquired by IHI and the consolidated financial statements are issued under the name of the Company but is a continuation of IHI and not the Company. The legal capital structure remains that of the Company but the shareholders' equity of IHI has replaced the shareholders' equity of the Company.

     Consideration paid to shareholders of FVFI:

                                                                        $
          Cash paid to controlling shareholder of FVFI (finders fee)    100,000
          Net liabilities of FVFI assumed at book value                  20,678
          Value attributed to the 319,667 shares of FVFI not cancelled    8,050
                                                                        -------
                                                                        128,728
                                                                        -------


     The excess of cost over book values of FVFI, being $128,728 has been treated for accounting purposes as a reduction of additional paid in capital and not to goodwill as the nature of the transaction was for IHI to obtain a listing on NASD's Over The Counter Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with FVFI.


4.   Business Combinations of IHI Prior to Reverse Takeover

     During IHI's fiscal year ended May 31, 1997, IHI acquired three operating Canadian subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. The acquisitions were accounted for using the purchase method of accounting for business combinations. IHI issued 3,582,000 of its common shares at a fair market value of $0.10 per share and $27,380 as cash consideration for all three acquisitions. In total, IHI assumed net liabilities of $93,663. The excess of the purchase price over the fair market value of net liabilities assumed, totalling $479,243, was allocated to goodwill. Details of liabilities assumed and assets acquired are as follows:

                                                                   $
     (I)   Consideration
               Capital stock of IHI issued (3,582,000 at $.10)     358,200
               Cash paid                                            27,380
                                                                  --------
                                                                   385,580
                                                                  --------

                                                                   $
     (ii)  Net liabilities assumed
               Liabilities assumed
                    Accounts payable                                43,080
                    Loans from directors                            37,853
                    Loans from affiliated companies                127,491
                                                                  --------
                                                                   208,424
               Assets acquired
                    Cash received in combination                    (7,055)
                    Accounts receivable                             (1,711)
                    Capital assets                                (105,995)
                                                                  --------
                                                                  (114,761)
               Net liabilities assumed                              93,663
                                                                  --------
     (iii) Excess of cost over book value                          479,243
                                                                  ========

     The excess of cost over book value, totalling $479,243, was allocated to goodwill as there were no other fair market value adjustments to non-monetary assets or other identifiable intangible assets. Goodwill has been capitalized and is being amortized over its estimated useful life of three years.


                                  February 28,       May 31,
                                     1999             1998
                                  Accumulated       Net Book        Net Book
                       Cost       Amortization        Value          Value
                                                  (unaudited)      (audited)
                       $          $               $                $
     Goodwill          479,243     324,458         154,785         274,598

5.   Fixed Assets

     Fixed assets are stated at cost less accumulated amortization.

                                                                                 February 28,        May 31,
                                                                                    1999              1998
                                                                 Accumulated       Net Book         Net Book
                                                    Cost         Amortization       Value             Value
                                                                                 (unaudited)        (audited)
                                                     $                $               $                 $

     Computer equipment and software              253,090           113,972         139,118           172,827
     Office furniture and equipment                34,468            11,660          22,808            26,115
     Leasehold improvements                        11,567             2,025           9,542            10,411
                                                  -------         ---------       ---------         ---------
                                                  299,125           127,657         171,468           209,353
                                                  =======         =========       =========         =========

6.   Common Stock Issuances and Related Commitments

     Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations as they relate to stock based compensation plans and warrants issued to acquire common shares.

     Private placements

     IHI approved and completed Rule 504 and Rule 506 private placement financings and issued 873,650 units at $0.75 per unit to raise $655,237. These units were issued between October and December, 1998. Each unit contained one share and one warrant to acquire one additional share at $1.00 if exercised between October and December, 1999.

     The proceeds of the above private placements were allocated 100% to the common shares issued; no amount was allocated to warrants as the warrant price was set higher than fair market value and there is a one year hold period on these shares and no market for the warrants.

     See Subsequent Events, Note 9, for common stock issued and/or reserved pursuant to an Offering Memorandum completed on August 11, 1999, warrants exercised and stock options exercised.

     Stock Option Plan

     On June 30, 1997, and amended on May 21, 1999, IHI reserved 2,500,000 common shares pursuant to a stock option plan. On January 26, 1998 the Company granted stock options to certain directors and employees to acquire 725,000 shares at $0.50 per share expiring January 26, 2003. Stock options granted to certain employees to acquire 135,000 common shares at $0.50 per share were cancelled subsequently in 1998. Stock options were granted to certain directors, officers and employees to acquire 295,000 common shares at $0.75 per share expiring five years after grant date being between August 14, 2003 and February 23, 2004. See Note 9 for stock options granted subsequently.

     The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

     The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on January 26, 1998: risk free interest rate was 5.47%, expected volatility of 20% being a non-public entity at the time, an expected option life of six months and no expected dividends and for grants between August 14, 1998 and February 23, 1998 as a group: risk free interest rate was

     5.27%, expected volatility of 20% being a non-public entity at the time, an expected option life of six months and no expected dividends.

   If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months and nine months ended February 28, 1999 and 1998 would have been as follows:

                             Three months ended      Nine months ended
                                February 28,           February 28,
                                ------------           ------------
                              1999        1998        1999        1998
                            $           $           $           $
Net loss
  As reported               (145,894)   (147,965)   (444,107)   (305,037)
  Pro forma                 (150,810)   (149,465)   (467,243)   (311,787)
Basic net loss per share
  As reported                   (.03)       (.03)       (.09)       (.07)
  Pro forma                     (.03)       (.03)       (.09)       (.07)


7. Segmented Information

   The business of the Company is carried on in one industry segment: the providing of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

   The Company operates in two geographic segments as follows:

                                                 Three months ended February 28,
                                             1999                               1998
                                             ----                               ----
                                            United                             United
                                  Canada    States      Total       Canada     States      Total
                                  $         $           $           $          $           $
Sales - unaffiliated              253,152     1,702     254,853     207,767        316     208,083
==================================================================================================
Inter-area sales                        -         -           -           -          -           -
==================================================================================================
Operating income (loss)            32,140  (178,034)   (145,894)    (25,498)  (122,466)   (147,965)
==================================================================================================

                                                  Nine months ended February 28,
                                             1999                               1998
                                             ----                               ----
                                            United                             United
                                  Canada    States      Total       Canada     States      Total
                                  $         $           $           $          $           $
Sales - unaffiliated              743,964     8,506     752,470     609,466        316     609,782
==================================================================================================
Inter-area sales                        -         -           -          -           -           -
==================================================================================================
Operating income (loss)            38,745  (482,852)   (444,107)   (54,584)   (250,453)   (305,037)
==================================================================================================
Identifiable assets               169,142   108,776     277,918     152,554     39,450     192,004
Goodwill                                -   154,785     154,785          -     314,532     314,532
==================================================================================================
Total assets                      169,142   263,561     432,703     152,554    353,982     506,536
==================================================================================================

8. Uncertainty Due to the Year 2000 Issue

   The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


9. Subsequent Events

   Subsequent to February 28, 1999 the Company has raised $1,045,500 pursuant to an Offering Memorandum completed, stock options exercised and warrants exercised as follows:

     an Offering Memorandum was completed on August 11, 1999 whereby 129,750 units were issued at $4.00 per unit for total proceeds of $519,000, each unit containing one common share and one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000 and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. If all warrants were exercised the Company would receive a further $1,297,500;

     the Company issued 416,500 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $416,500. There are currently 447,150 warrants outstanding exerciseable at $1.00 per share or $447,150 in total;

     the Company issued 195,000 shares pursuant to options exercised at between $0.50 and $0.75 per share for total proceeds of $110,000. The Company currently has 285,000 shares reserved for the exercise of stock options at $0.50 per share, 190,000 shares reserved for the exercise of stock options at $0.75 per share, 700,000 shares reserved for the exercise of stock options at $4.00 per share and 125,000 shares reserved for stock options at $5.00 per share. If all options were to be exercised the Company would receive a further $3,710,000;

     the Company is currently selling a private placement of 1,000,000 units at $6.00 per unit to raise total proceeds of $6,000,000. Each unit will contain one common share and one warrant to acquire one additional share at $8.00 per share expiring July 7, 2000.

   Between May 19, 1999 and July 28, 1999 stock options were granted to certain directors, officers and employees to acquire 700,000 shares at $4.00 per share and 275,000 shares at $5.00 per share, of which 150,000 were cancelled.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included in the Company's previously filed Form 10-SB which was filed on April 14, 1999 which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the previously filed Form 10-SB.

Overview

The Company serves as an Internet Service Provider (referred to as an ISP in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. It intends to provide ISP services to a steadily growing number of cities in North America as a "Virtual ISP". The Company expects its Virtual ISP business model to allow it to avoid purchasing and installing "backbone" communications equipment and infrastructure in each city where it plans to offer ISP services. Instead, the Company plans to use AT&T's DMS-500 telephone switches to permit its customers to connect to the Internet from cities across Canada using AT&T's ISP-PRI service and high-speed, fiber-optic ATM links. The Company has an agreement with a company recently acquired by AT&T permitting it to use their Canadian network. The Company's goal is to expand its ISP business throughout North America by negotiating access to Virtual ISP facilities in the United States. Toronto, Ontario is the first market in which the Company provided ISP services, beginning about four years ago.

Through its "Executive Site(TM)" compilation of Internet-based services and information, the Company plans to provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, the Company has compiled Internet services and content in its Executive Site that it believes are useful to companies, associations and professionals. Executive Site web pages are designed specifically for targeted user groups, and the Company believes they provide friendly, easy to navigate interfaces. The Company plans to market the Executive Site throughout North America and internationally, starting with its ISP customers. It may also let other ISPs display its Executive Site in certain markets. The Company also plans to offer its commercial clients the ability to market their products and services to Executive Site users through its newly developed Virtual Mall.

The Company believes the Executive Site will be popular because most business professionals don't want to spend their own time searching the Internet for the information that they need. The Executive Site has assembled a functional business site so that users can immediately find what they need. Executive Site users will be able to:

 .    monitor and research the stock market;
 .    plan and book their next business trip;
 .    check the local news and weather;
 .    participate in online forums;
 .    carry out electronic transactions via e-commerce; or
 .    find a suitable restaurant in their area.

The Company does not plan to charge a fee for access to the basic Executive Site. It plans to charge a design fee and a recurring user fee for Executive Sites that it customizes for companies or associations. It also plans to charge a monthly fee when it allows other ISPs to display the Executive Site. The Company expects to receive advertising and e-commerce commission revenues from the Executive Site.

The Company conducts its operations through the following three wholly-owned Canadian subsidiaries:
 .    YesIC, Communications, Inc., acquired in February 1997;
 .    World Tel, Internet (Toronto) Ltd., acquired in February 1997; and
 .    Blue Crow Internet Company, Ltd., acquired in December 1996.
Information Highway, Inc., a Washington corporation, actually acquired these subsidiaries. Then, in February 1999, Information Highway, Inc. engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of Information Highway, Inc. came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information-Highway.com, Inc.

Information-Highway.com, Inc. is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY).

Effect of Reorganization

The reverse takeover was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of August 23, 1999, 2,225,150 of the 2,404,650 IHI shares had been exchanged for the same number of Company, representing 96% of the total to be exchanged. The Company has allotted 179,500 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company as a finders fee and to effect the Agreement and Plan of Reorganization.

For accounting purposes the acquirer is IHI as 94.6% of the issued and outstanding common shares of the Company will be or are now owned by the shareholders of IHI and the entire Board of Directors of the Company is now comprised of the entire Board of Directors of IHI. As IHI is the legal subsidiary of the Company the nature of the business combination is a reverse takeover whereby the control of the assets and the business of the Company is acquired by IHI and the consolidated financial statements are issued under the name of the Company but is a continuation of IHI and not the Company. The legal capital structure remains that of the Company but the shareholders' equity of IHI has replaced the shareholders' equity of the Company. Similarly, the Company's income statements and statements of cash flows represent a continuation of IHI's consolidated financial statements.

The accounting treatment of the reverse takeover is based on the following consideration that was paid to shareholders of the Company:

                                                               $US

    Cash paid to the controlling shareholder of the Company    100,000
    Net liabilities of the Company assumed at book value        20,678
    Value attributed to 319,667 shares not cancelled             8,050
                                                               -------
                                                               128,728
                                                               -------

The excess of cost over book values of FVFI, being $128,728, has been treated for accounting purposes as a reduction of additional paid in capital and not goodwill as the nature of the transaction was for IHI to obtain a listing on NASD's Over The Counter Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with FVFI. Prior to acquiring IHI, the Company had not conducted any business since inception in 1988. The following discussion will relate to the Company as if the reverse takeover had taken place as of the earliest date of the consolidated financial statements presented.

Factors Affecting Ongoing Operations

Planned principal activities have started producing significant revenues, however, in its effort to rapidly expand infrastructure and network services and develop the Executive Site, the Company has suffered net losses for the years ended May 31, 1998 and May 31, 1997 of $557,000 and $303,000, respectively.
Through the nine months ended February 28, 1999, its net losses were $444,000. At February 28, 1999, its accumulated deficit was $1.2 million. The Company expects to incur substantial operating losses, net losses and negative cash flow for the foreseeable future.

  Revenue

  The following factors affect the Company's revenue:

     Service Offering - The Company derives a majority of its operating revenue from the ISP service it provides to its dial up customers.

     Penetration of Target Markets - The Company selects certain target markets in which it will offer its services and commit corresponding resources for marketing and infrastructure. The Company bases its target market assessment on two years of research and development through its involvement in the Internet industry. Because the Company does not have a universal presence on the Internet as an ISP, its ability to achieve market penetration in the target markets it selects to serve has a significant effect on the Company's ability to maintain and increase its revenues.

     Turnover - Maintaining market penetration successes by minimizing customer turnover also has a significant effect on the Company's ability to maintain and increase its revenues. To date, customer turnover has been minimal.
     The Company expects customer turnover to increase in the future as competition intensifies. The Company expects that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch ISPs.

     Executive Site - Executive Site revenues, which to date are mostly from advertising, are not yet material to the Company's total revenues. The Company expects that revenues related to the Executive Site will grow in the future, both in dollar amount and as a percentage of the company's total revenues.

   Network and Service Costs

  The Company's network and service costs have historically included equipment installation and ongoing service and maintenance charges. As the Company introduces its Virtual ISP presence in additional cities, each city will represent an increased lease charge under the Company's agreements with Internet access providers due to the need to add band-width to accommodate the customer base in the new market. As the Company expands its presence in a particular market, it will require additional increases in band-width depending on data transmission volumes.

  Other Expenses

  The Company's other expenses include Executive Site development and maintenance, customer service and technical support, information systems, billing and collections, general management and overhead, and administrative functions. Head count in functional areas, such as customer service, engineering and operations, along with expansion of the Executive Site and the locations in which the Company provides ISP services and increases in the number of its customers, will drive increases in expenses.

Results of Operations for the Three Months Ended February 28, 1999 as Compared to the Three Months Ended February 28, 1998

  Revenues

  Revenues have increased 22.5% to $255,000 as compared to $208,000 in the previous period. This increase is due to increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site, the Company anticipates that the dollar amount of future quarterly revenues will increase over the $255,000 of revenue in the quarter ended February 28, 1999.

  Costs and Expenses

  Costs and expenses have increased 16% to $349,000 as compared to $301,000 in the previous period. This increase is primarily attributable to increased salaries and consulting fees of $128,000 as compared to $83,000 in the comparative period. This increase is due to increased infrastructure to carry out the Company's marketing plan and for additional personnel needed to support ISP services and to continue to improve and develop ISP services in new markets. Increased salaries and consulting fees also were due to development and maintenance of the Executive Site. Some consulting fees will not recur in the future as they were one-time costs for development of the service.

  Depreciation and Amortization

  Purchased goodwill is amortized at $13,000 per month over its estimated useful life of three years to reflect the short term life of the related business because of technological advancements and obsolescence in the industry. Goodwill will be fully amortized by February 28, 2000. Depreciation and amortization on capital assets was $12,000 for the current period as compared to $15,000 in the previous period.

  Income Taxes

  The Company generated US and Canadian net operating loss ("NOL") carry forwards of $1 million from inception to February 28, 1999. The Company expects some consolidated losses for the foreseeable future which will generate additional NOL carry forwards. However, the Company's ability to use NOLs depends on generating profits in the future and may also be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if the Company achieves operating profits and the NOL's have been exhausted or have expired, the Company may experience significant tax expense. The Company recognized no provision for taxes because it operated at a loss from inception through to February 28, 1999.

  Net Loss for the Three Months Ended February 28, 1999 as Compared to the Three Month Period Ended February 28, 1998

  The Company's net losses have come mainly from overhead costs associated with organization, restructuring and financing start up operations in Toronto and Vancouver and costs of developing new and improved services and expanding its marketing plan into other North American markets. The only operating activities conducted in the United States thus far were expenses incurred in the going public process including investor relations, professional fees and overhead expenses.

  Developmental costs, organization costs, restructuring costs and financing costs increased by more than $50,000 during the current period as compared to the comparative period.

Results of Operations for the Nine Months Ended February 28, 1999 as Compared to the Nine Months Ended February 28, 1998

  Revenues

  Revenues have increased 23.5% to $752,000 as compared to $608,000 in the previous period. This increase is due to increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site, the Company anticipates that the dollar amount of future revenues will increase over current levels.

  Costs and Expenses

  Costs and expenses have increased 38% to $1,035,000 as compared to $750,000 in the previous period. This increase is partially attributable to increased Internet and license fees of $187,000 as compared to $102,000 in the comparative period, and represents the increased infrastructure required to carry out the Company's marketing plan. There was also an increase in salaries, consulting and management fees to $309,000 from $247,000 in the comparative period which increase is attributable to additional personnel needed to support ISP services and to continue to improve and develop ISP services in new markets. Increased salaries and consulting fees also were due to development and maintenance of the Executive Site. Some consulting fees will not recur in the future as they were one-time costs for development of the service. Advertising and instruction guides increased 100% to $60,000 as a result of the introduction to new subscribers during the current period and advertising for subscribers in the Vancouver market. As the Company became a public entity it spent $71,000 on investor relations activities where virtually none has been spent in the past.

  Depreciation and Amortization

  Purchased goodwill is amortized at $13,000 per month over its estimated useful life of three years to reflect the short term life of the related business because of technological advancements and obsolescence in the industry. Goodwill will be fully amortized by February 28, 2000. Depreciation and amortization on capital assets was $42,000 for the current period as compared to $45,000 in the previous period. Depreciation and amortization is expected to trend downwards as initial capital expenditures on the Toronto and Vancouver operations get depreciated and goodwill becomes fully amortized. The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

  Income Taxes

  The Company generated US and Canadian net operating loss ("NOL") carry forwards of $1 million from inception to February 28, 1999. The Company expects some consolidated losses for the foreseeable future which will generate additional NOL carry forwards. However, the Company's ability to use NOLs depends on generating profits in the future and may also be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if the Company achieves operating profits and the NOL's have been exhausted or have expired, the Company may experience significant tax expense. The Company recognized no provision for taxes because it operated at a loss from inception through to February 28, 1999.

  Net loss for the nine months ended February 28, 1999 as compared to the nine month period ended February 28, 1998

  The Company's net losses have come mainly from overhead costs associated with organization, restructuring and financing start up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. The only operating activities conducted in the United States thus far were expenses incurred in the going public process including investor relations, professional fees and overhead expenses. Developmental costs, organization costs, restructuring costs and financing costs increased by more than $200,000 during the current period as compared to the comparative period.

Liquidity and Financial Resources

The Company has historically satisfied its capital needs by cash generated from operations, by borrowing from affiliates and by issuing equity securities. The Company's operating activities used $294,000 and $159,000 for the nine months ended February 28, 1999 and 1998, respectively. During the nine months ended February 28, 1998, the Company satisfied its operating cash requirements, along with $78,000 of capital expenditures, by issuing equity securities and borrowing from affiliates. During the nine months ended February 28, 1999, the Company used $602,000 generated by issuing equity securities to fund its operating cash shortfall and to repay borrowings from affiliates. The operation, development and expansion of the Company's business will likely require additional capital infusions for the foreseeable future.

The Company has a working capital deficiency as at February 28, 1999 of $104,000, will require funds to finance its ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. The Company plans to manage its payables balances and satisfy its operating and capital needs partially from cash generated by operating activities and partially through sales of equity securities. Subsequent to February 28, 1999 the Company has raised a total of $1,045,000 pursuant to an Offering Memorandum, stock option exercises and warrant exercises as follows:

     an Offering Memorandum was completed on August 11, 1999 whereby 129,750 units were issued at $4.00 per unit for total proceeds of $519,000, each unit containing one common share and one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000 and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. If all warrants were exercised the Company would receive a further $1,297,500;

     the Company issued 416,500 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $416,500. There are currently 385,650 additional warrants outstanding exerciseable at $1.00 per share ($385,650 in total) that expire between October 1999 and December 1999;

     the Company issued 195,000 shares pursuant to options exercises at between $0.50 and $0.75 per share for total proceeds of $110,000. The Company currently has 285,000 shares reserved for the exercise of stock options at $0.50 per share, 217,666 shares reserved for the exercise of stock options at $0.75 per share, 700,000 shares reserved for the exercise of stock options at $4.00 per share and 125,000 shares reserved for stock options at $5.00 per share;

The Company will require financing in addition to the $1,045,000 it has raised since February 28, 1999, in order to carry out its business plan as proposed. The Company's capital requirements may vary based upon: the timing and success of its roll out and as a result of regulatory, technological and competitive developments;demand for the Company's services or its anticipated cash flow from operations is less or more than expected; the Company's development plans or projections changing or proving to be inaccurate; it engaging in any acquisitions; or it accelerating deployment of its network services or otherwise alter the schedule or targets of its roll out plan. The Company is not presently considering any specific business acquisition.

Equity or debt financing may not be available to the Company on terms acceptable to the Company, or at all. The Company will need additional funds, which it may not be able to obtain.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. Capital expenditures were $4,000 for the nine months ended February 28, 1999 as compared to $78,000 for the nine months ended February 28, 1998 because the majority of the networking equipment has been acquired in previous periods, and new equipment is being leased under operating leases. The Company's strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to its agreement with MetroNet Communications/AT&T, so that it will not have to commit to capital expenditures to build out a network in each new market. The Company may need to commit working capital, however, to fund increased lease payments to MetroNet Communications/AT&T until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. The Company expects its capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of its defined markets.

Year 2000 Issues
----------------

The Company cannot provide assurance that it will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in its internal systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish the year 2000 and 21st century dates from other 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem.

The Company's online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Its internal systems, including those used to deliver its services, utilize third-party hardware and software. The Company has begun the process of contacting the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, the Company believes that the third-party hardware and software it uses is year 2000 compliant, although it has not heard from all of these vendors.

To date, the Company has spent an estimated $100,000, in part to address year 2000 issues. These expenditures consisted mainly of purchases of new Year 2000-compliant computer equipment, and some of these purchases would have been made in the ordinary course of replacing aging equipment. The Company presently estimates that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that the Company has already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of the Company's year 2000 review and remediation efforts to date, the recent development of our services, the recent installation of our information technology equipment and systems, the Company does not consider contingency planning to be necessary at this time. The Company believes that the most likely worst case scenario is that the Internet fails and it will be unable to offer its services.

If the Company discovers that certain of its services need modification, or certain of its third-party hardware and software is not year 2000 compliant, it will try to make modifications to its services and systems on a timely basis. The Company does not believe that the cost of these modifications will materially affect its operating results. However, the Company cannot provide assurance that it will be able to modify these products, services and systems in a timely, cost-effective and successful manner, and the failure to do so could have a material adverse effect on its business and operating results.

Year 2000 compliance issues also could cause a significant number of companies, including the Company's current advertisers, to reevaluate their current system needs and, as a result, consider switching to other systems and means of advertising. This could result in a material adverse effect on the Company's business, operating results and financial condition. Also, during the next few months there is likely to be an increased advertiser focus on addressing year 2000 compliance issues, creating the risk that advertisers may reallocate expenditures to fix year 2000 problems of existing systems. Although the Company has not experienced these effects to date, if advertisers defer Internet advertising and commerce and related services because of such a reallocation, it would adversely affect the Company's business and operating results.

                          PART II Other Information

Item 2.   Changes in Securities
-------   ---------------------

          (c)  Recent Sales of Unregistered Securities
               ---------------------------------------

Set forth below is information regarding the issuance and sales of securities of the Company without registration during the quarter ended February 28, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

               (i) On February 23, 1999 the Company issued a total of 499,000 shares of common stock to certain shareholders of IHI in exchange for 499,000 shares of IHI. The issuance of the common stock was exempt from registration under Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933. The Company's shares were valued at $0.75 per share, the price per Unit that IHI had obtained in its most recent offering of securities, in which IHI offered Units consisting of one share of unrestricted common stock and one warrant for $0.75 per Unit. If the exemption under Rule 504 of Regulation D is not available, the Company believes that this offering was also exempt under Regulation S and Sections 3(b) and 4(2) under the Securities Act of 1933, due to the foreign nationality of the relevant shareholders of IHI, their prior contacts with IHI and its management, and the limited number of investors
(four).

               (ii) On February 23, 1999, the Company issued a total of 2,736,000 shares of common stock to certain shareholders in exchange for 2,736,000 shares of IHI common stock. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S and Section 3(b) and 4(2) of the Securities Act of 1933, as amended, due to the foreign nationality of the relevant shareholders of IHI, their prior contacts with IHI and its management, and the limited number of investors (six).

               (iii) On February 23, 1999 the Company began an offer to certain shareholders of IHI to exchange 834,000 shares of their unrestricted IHI common stock for 834,000 shares of the Company's common stock exempt from registration under Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933, as amended. The Company's shares were valued at $0.75 per share, the price per Unit that IHI had obtained in its most recent offering of securities, in which IHI offered Units consisting of one share of unrestricted common stock and one warrant for $0.75 per Unit. If the exemption under Rule 504 of Regulation D is not available, the Company believes that this offering will also be exempt under Rule 506 of Regulation D, Regulation S and Sections 3(b) and 4(2) of the Securities Act of 1933, as amended. The Company intends to ensure the exemption from registration by furnishing to purchasers in a timely manner an Exchange Offering Memorandum and financial information, by limiting the manner of the offering, by promptly filing notices of sales, and by limiting the number of domestic non-accredited investors to fewer than 35 investors who, either alone or with a qualified representative, are capable of evaluating the merits and risks of an investment in the Company.

               (iv) On February 23, 1999, the Company began an offer to certain shareholders of IHI to exchange 1,570,650 shares of their restricted IHI common stock for 1,570,650 shares of the Company's common stock exempt from registration under Rule 506 of Regulation D, Regulation S and Section 3(b) and 4(2) of the Securities Act of 1933, as amended. The Company intends to ensure the exemption from registration by furnishing to purchasers in a timely manner an Exchange Offering Memorandum and financial information, by limiting the manner of the offering, by promptly filing notices of sales, and by limiting the number of domestic non-accredited investors to fewer than 35 investors who, either alone or with a qualified representative, are capable of evaluating the merits and risks of an investment in the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

On February 18, 1999, shareholders of the Company owning 1,950,000 of the 1,979,500 Company shares then outstanding took the following actions by written consent:

          (a) The shareholders approved and authorized the Agreement and Plan of Reorganization (the "Reorganization Agreement") (filed as an exhibit to the Company's Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999) dated February 17, 1999, by, between and among the Company, IHI and certain shareholders of IHI, and the transactions contemplated thereby;

          (b) The shareholders approved an amendment to the Company's Articles of Incorporation changing its name to Information-Highway.com, Inc.;

          (c) The shareholders elected John G. Robertson, Jennifer Lorette and James L. Vandeberg directors of the Company, effective upon the closing of the Reorganization Agreement.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits.

   Exhibit No.         Description                               Page No.
-----------------      -------------------------------------  ---------------
       2.1*            Agreement and Plan of Reorganization
                       between the Company and Information
                       Highway, Inc.

       4.1*            Specimen Share Certificate for Common
                       Stock

       4.2*            Form of Warrants

       4.3*            Stock Option Plan

       4.4*            Form of Stock Option Agreement

      27.1             Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 9, 1999           INFORMATION-HIGHWAY.COM, INC


                         By: /s/ John G. Robertson
                             -----------------------------------------------
                             John G. Robertson, President (Principal
                             Executive Officer)

                                 EXHIBIT INDEX


    Exhibit No.        Description                                Page No.
--------------------   ------------------------------------   -----------------
        2.1*           Agreement and Plan of Reorganization
                       between the Company and
                       Information Highway, Inc.

        4.1*           Specimen Share Certificate for
                       Common Stock
        4.2*           Form of Warrants

        4.3*           Stock Option Plan

        4.4*           Form of Stock Option Agreement

       27.1            Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.