Form 10KSB
period 1999-05-31
INFORMATION HIGHWAY COM INC
filed 1999-10-06
CIK 1081240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended May 31, 1999

                          COMMISSION FILE NO. 0-25773

                         INFORMATION-HIGHWAY.COM, INC.
                (Name of small business issuer in its charter)

           FLORIDA                                            65-0154103
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

                          185 - 10751 SHELLBRIDGE WAY
                  RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA
 (Address, including postal code, of registrant's principal executive offices)

                                (604) 278-5996
                    (Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

    Title of each class         Name of each Exchange on which registered:
    -------------------         ------------------------------------------

Common Stock, no par value                        None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were: $1,008,657.

The Aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1999, computed by reference to the price at which the stock was sold on that date: $19,093,244.

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 31, 1999 was 6,868,901.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one):
Yes    No  X
______________________________________________________________________________

                         INFORMATION-HIGHWAY.COM, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                    Page
                                                                          ----

Item 1.    Description of Business........................................   1

Item 2.    Property.......................................................  11

Item 3.    Legal Proceedings..............................................  12

Item 4.    Submission of Matters to a Vote of Security Holders............  12

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......  12

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  14

Item 7.    Financial Statements...........................................  24

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  40

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............  40

Item 10.   Executive Compensation.........................................  42

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................  45

Item 12.   Certain Relationships and Related Transaction..................  46

Item 13.   Exhibits and Reports on Form 8-K...............................  47

                                    PART I

Item 1.  Description of Business.

Information-Highway.com, Inc. (the "Company") serves as an Internet Service Provider (referred to as an "ISP" in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. The Company has also developed and begun providing a compilation of Internet-based services and information catering to business professionals known collectively as the "Executive Site(TM)". The Company conducts its operations through the following three wholly-owned Canadian subsidiaries:

  .  YesIC, Communications, Inc., acquired in February 1997;
  . World Tel Internet (Toronto) Ltd., acquired in February 1997; and . Blue Crow Internet Company, Ltd., acquired in December 1996.

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

Information-Highway.com, Inc. is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY). Information-Highway.com, Inc.'s executive offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada, its telephone number is (604) 278-5996 and its facsimile number is (604) 278-3409.

     Business Development

The Company was incorporated in Florida in December 1988 as Florida Venture Fund, Inc. The Company had not conducted any business prior to February, 1999, when it engaged in a reverse takeover with Information Highway, Inc., a Washington corporation ("IHI"). IHI was formed in October 1996. IHI began to build the basis for the current business of the Company by undertaking the following acquisitions:

  .  YesIC, Communications, Inc., acquired in February 1997;
  . World Tel Internet (Toronto) Ltd., acquired in February 1997; and . Blue Crow Internet Company, Ltd., acquired in December 1996.

In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. The reverse takeover of the Company by IHI was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI (out of a total of 5,639,650 issued and outstanding common shares) in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of August 31, 1999, 2,240,150 of the remaining 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to August 31, 1999, approximately 97% of IHI shares had been exchanged. The Company has allotted 164,500 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization, the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company as a finder's fee and to effect the Agreement and Plan of Reorganization. In connection with the reverse takeover, the Company changed its name from Florida Venture Fund, Inc. to Information-Highway.com, Inc.

     Overview of Information-Highway.com's Business

The Company serves as an Internet Service Provider (referred to as an "ISP" in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. The Company intends to provide ISP services to a steadily growing number of cities in North America as a "Virtual ISP". A Virtual ISP provides Internet access to its customers using the underlying telecommunications infrastructure of another company, such as a telephone company. The Virtual ISP business model should enable the Company to avoid purchasing and installing "backbone" communications equipment and infrastructure in each city where it plans to offer ISP services.

The Company's goal is to expand its ISP business throughout North America by negotiating access to Virtual ISP "backbone" facilities and then repackaging that access for sale to its customers and resellers (licensees). The Company has entered into agreements that permit it to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. Toronto, Ontario is the first market in which the Company provided ISP services, beginning about four years ago.

The Company believes that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through its "Executive Site(TM)" compilation of Internet-based services and information, the Company provides localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, the Company has compiled Internet services and content in its Executive Site that it believes are useful to companies, associations and professionals. Executive Site web pages are designed specifically for targeted user groups, and the Company believes they provide friendly, easy to navigate interfaces. The Company's basic Executive Site may be accessed through the Internet at www.theexecutive.com. Other Executive Sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

References in this report to the "Executive Site" mean the basic Executive Site as well as all customized Executive Sites, unless the discussion refers specifically to basic or customized Executive Sites.

The Company plans to market the Executive Site throughout North America, starting with its Virtual ISP locations. It may also let other ISPs display customized Executive Sites in certain markets. The Company also offers its commercial clients the ability to market their products and services to Executive Site users through its newly developed Virtual Mall.

The Company believes the Executive Site will be popular because most business professionals don't want to spend their own time searching the Internet for the information that they need. The Executive Site has assembled a functional business site to enable users to immediately find what they need. Executive Site users will be able to:
  .  monitor and research the stock market;
  .  plan and book their next business trip;
  .  check the local news and weather;
  .  participate in online forums;
  . carry out electronic transactions via e-commerce; and . find a suitable restaurant in their area.
The Company does not plan to charge a fee for access to the basic Executive Site. It plans to charge a design fee and a recurring user fee for Executive Sites that it customizes for companies or associations. It also plans to charge a monthly fee when it allows other ISPs to display a customized Executive Site. The Company expects to receive advertising and e-commerce commission revenues from the Executive Site.

     Industry Background - The Internet

The Internet is a global collection of thousands of interconnected computer networks that links computers around the world and enables commercial organizations, educational institutions, governmental agencies and individuals to communicate electronically, access and share information and conduct commerce. Unlike other public and private telecommunications networks that are managed by businesses, governmental agencies or other entities, the Internet is a cooperative interconnection of many such public and private networks. The networks that comprise the Internet are connected in a variety of ways, including the public-switched telephone network and dedicated high-speed leased lines. Open communications on the Internet are enabled by TCP/IP, the common Internet communications protocol, which enables communication across the Internet regardless of the hardware and software used.

Recent technological advances, combined with cultural changes and evolving business practices, have led to integration of the Internet into the activities of individuals and the operations and strategies of commercial organizations. Use of the Internet by individuals and relatively small businesses and other organizations has been accelerated by dramatic increases in cost-effective processing power and data storage capabilities in personal computers, as well as widespread availability of multimedia, fax/modem, and networking capabilities to the home computing market. According to a study by Forester Research, at the end of 1997 approximately 22 million households, or 19% of all U.S. households, were online. By the end of 2001, according to this study, almost 80 million households, or 72% of all U.S. households, are expected to be online--an increase of about 400%. A study by IDC indicates that, nationwide, the market of small and medium-sized businesses currently is comprised of approximately 7.2 million businesses, of which 29% have Internet access. IDC also projects that the number of businesses in this market will increase at an annual rate of 2.2% into the next century and that the percentage of such companies with Internet access will rise to 72% by the year 2000.

Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the worldwide web. The worldwide web, which is based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows non-technical users to exploit the capabilities of the Internet. The worldwide web enables users to find, retrieve and link information on the Internet easily and consistently. The development of worldwide web technology and associated easy-to-use software has made the Internet easier to navigate and more accessible to a larger number of users and for a broader range of applications.

Until recently, individuals could access the Internet only through an organization with a direct Internet connection, or through traditional online services employing closed, proprietary networks that allow Internet access only to limited Internet resources. With the growth and increasing commercialization of the Internet, a number of Internet Service Providers, or ISPs, including the Company, have emerged to provide direct access to individuals. Traditional online services also have begun to increase the scope and capacity of their access to the Internet. Access providers vary widely in geographic coverage, subscriber focus and levels of Internet access. For example, access providers may concentrate on certain types of subscribers (such as businesses or individuals) that differ substantially in the type of service and support required. Providers may also differ according to whether they provide direct or non-direct access to the Internet. Direct access through Internet protocol such as PPP (Point-to-Point Protocol) enable users to establish direct connections to other computers on the Internet, including worldwide web sites or computers operated by other users, and thereby have access to the full range of Internet resources. The Company, like most regional and national ISPs, offers direct Internet access.

     Principal Services

The Company currently derives the overwhelming majority of its revenues (approximately 98%) from its ISP business. Over the past 18 months, the Company has devoted significant resources to developing its "Executive Site(TM)" web sites, which provide localized and portal content catering to business professionals. The Company believes that the Executive Site will ultimately produce significant revenues, as well as complement the Company's ISP services by functioning as an Internet access gateway.

Key strategic developments to date have included equipment, software and robust network infrastructure acquisitions, acquisitions of licenses for web content, research and development and marketing plan development. The Company possesses what management considers to be the latest in high-end computer management systems. Hardware systems have been installed, tested, and are operating with comprehensive redundancy and contingency plans (although the Company cannot guarantee that it would maintain service in the face of every kind of natural disaster or man-made disruption). The Company has the capacity to increase hardware storage capabilities due to the modular nature of its equipment and without system downtime.

          ISP Services

The Company serves as an ISP for companies and individuals that need access to the Internet in exchange for a recurring fee. The Company began as a local ISP in Toronto and Vancouver, purchasing and installing the "backbone" communications equipment and infrastructure necessary to be a stand-alone ISP. The Company's costs of providing ISP services have historically included equipment installation and ongoing service and maintenance charges. The Company intends to provide ISP services to a steadily growing number of cities in North America as a Virtual ISP by providing Internet access to its customers using the underlying telecommunications infrastructure of other companies, such as telephone companies. The Virtual ISP business model should enable the Company to avoid purchasing hardware and installing "backbone" communications equipment and infrastructure in each city where it plans to offer ISP services. As the Company introduces its Virtual ISP presence in additional cities, each city will represent an increased lease charge under the Company's agreements with Internet access providers due to the need to add bandwidth to accommodate the customer base in the new market. As the Company expands its presence in a particular market, it will require additional increases in bandwidth depending on data transmission volumes.

The Company's goal is to expand its ISP business throughout North America by negotiating access to the telecommunications "backbone" facilities of Internet access providers and then repackaging that access for sale to its customers and resellers (licensees). The Company has entered into agreements that permit it to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. In September 1999 the Company entered into an agreement with Bell Atlantic that lets the Company provide Internet access in the Northeast United States on high-speed Digital Subscriber Lines ("DSLs"). The agreement has a three-year term and is subject to renewal annually thereafter. Under the agreement, the Company pays fees to Bell Atlantic monthly based on bandwidth used and Bell Atlantic's then-current price schedule. In March 1999 the Company entered into an agreement with Level 3 Communications that lets the Company provide Internet access in 20 cities across the United States using their fiber-optic backbone (a phone line). The agreement does not have a specific term and is on a month-to-month basis. Under the agreement, the Company pays fees to Level 3 Communications based on a per-port fee (each port provides capacity for a certain volume of data transmission). In November 1998 the Company entered into an agreement with MetroNet Communications, recently acquired by AT&T, which permits the Company to use their Canadian network of high-speed, fiber-optic ATM links. The agreement has a five-year term and no stated renewal clause. Under the agreement, the Company pays fees to MetroNet Communications based on a per-port fee. The Company will continue to pursue agreements with additional Internet access providers based on the markets the Company seeks to serve and the acceptability of the terms offered by Internet access providers serving those markets. The Company must develop and maintain its relationships with owners of telecommunications networks in order to implement its "Virtual ISP" business model and facilitate broad market acceptance of its services and enhance its sales.

The Company selects certain target markets in which it will offer its services and commit corresponding resources for marketing and infrastructure. The Company bases its target market assessment on two years of research and development through its involvement in the Internet industry. Because the Company does not have a universal presence on the Internet as an ISP, its ability to achieve market penetration in the target markets it selects to serve has a significant effect on the Company's ability to maintain and increase its revenues. As of August 31, 1999, the Company had approximately 23,000 ISP customers.

Maintaining market penetration successes by minimizing customer turnover also has a significant effect on the Company's ability to maintain and increase its revenues. The Company believes it has had a very satisfactory overall rate of customer turnover. During the past two years, approximately 2,500 ISP customers stopped using the Company as their ISP. The bulk of this turnover occurred in a six-month period of time from November 1998 to May 1999, when the Company had some technical difficulties rolling out new MetroNet leased lines. During this period, a higher percentage of customers than usual, approximately two percent of existing customers per month, terminated service, due principally to slow transmission speeds and inadvertent disconnection of transmissions. The Company has worked with MetroNet to correct these problems, and its turnover rate since May 1999 is now back below the industry standard of one percent of existing customers per month. The Company expects customer turnover to increase in the future as competition intensifies. The Company expects that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch their ISP. The Company believes that the availability of customized Executive Sites (and other such similar Internet link compilations targeted to specific user groups) with their value-added services will increasingly become another factor that ISP customers will consider in their assessment of service quality. See "Principal Services--The Executive Site".

The Company currently has a significant market presence (more than 20,000 ISP customers) in Toronto. In addition, the Company has begun to provide ISP services in Vancouver and Calgary as a Virtual ISP. Within the next six months, the Company plans to begin offering ISP services in Seattle, Washington, D.C., Dallas, Houston, Philadelphia, San Francisco, Miami, New York and Los Angeles. The Company will add additional cities to its service area as it assesses the market opportunities and the terms available from Internet access providers.

          The Executive Site

The Company believes that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through its "Executive Site" compilation of Internet-based services and information, the Company plans to provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, the Company has compiled Internet services and content in its Executive Site that it believes are useful to companies, associations and professionals. Executive Site web pages are designed specifically for targeted user groups, and the Company believes they provide friendly, easy to navigate interfaces. The Company's basic Executive Site may be accessed through the Internet at www.theexecutive.com. Other Executive Sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

The Company plans to market the Executive Site throughout North America, starting with its Virtual ISP locations. It may also let other ISPs display customized Executive Sites in certain markets. The Company also offers its commercial clients the ability to market their products and services to Executive Site users through its newly developed Virtual Mall.

The Company believes the Executive Site(TM) will be popular because most business professionals don't want to spend their own time searching the Internet for the information that they need. The Executive Site(TM) has assembled a functional business site to enable users to immediately find what they need. Executive Site(TM) users will be able to:

   .  monitor and research the stock market;
   .  plan and book their next business trip;
   .  check the local news and weather;
   .  participate in online forums;
   . carry out electronic transactions via e-commerce; and . find a suitable restaurant in their area.

The Company does not plan to charge a fee for access to the basic Executive Site(TM). It plans to charge a design fee and a recurring user fee for Executive Sites(TM) that it customizes for companies or associations. It also plans to charge a monthly fee when it allows other ISPs to display a customized Executive Site. The Company expects to receive advertising and e-commerce commission revenues from the Executive Site(TM).

The Executive Site has two main purposes. One important purpose of the Executive Site is to complement the Company's ISP business. Thus far the industry has focused on providing high speed access to the Internet and has largely neglected the content development market. The greatest difficulty in content development is encouraging people to pay for the information they need. Some companies have attempted to charge for information. However, information can always be found free on the Internet. While people will not pay for raw information, the Company believes that when information and services are properly bundled, ISP customers will find value in convenience, organization, relevance, and meaningful communication. Internet content is now aimed at broad target markets doing little to customize information to users needs. The Executive Site aims to provide content customized to the needs of specific interest groups, companies, and associations.

Although anyone with Internet access will be able to visit the basic Executive Site or the customized regional sites maintained by the Company, only the Company's (or one of its ISP licensee's) ISP customers will be able to access certain value-added services available on the Executive Site. For example, the Company currently offers its ISP customers e-mail without any additional charge and plans to offer 100 minutes of voice-over Internet Protocol ("IP") phone service without any additional charge. Anybody accessing an Executive Site who is not an ISP customer of the Company (or one of its ISP licensees) cannot access these value-added services without any additional charge. The Company believes that by providing these value-added services, along with the other useful services and content conveniently located at the Executive Site, it will have a competitive advantage in attracting and retaining ISP customers.

The Executive Site's second main purpose is to be a profit center. The Company believes that the Executive Site will ultimately become a profit center in its own right. The Company believes it can generate non-ISP revenues by providing information organized and packaged for consumers and businesses. While people will not pay for raw information, the Company believes that when information and services are properly bundled, two distinct revenue streams are available. One revenue stream will be available from licensees that would like to customize an Executive Site for their own targeted user group. Such licensees would include other ISPs, companies and associations. The Company believes that they will pay for the convenience, organization, relevance, and meaningful communication provided by the pre-packaged Executive Site information and services, and the tools required to organize and maintain them. A second distinct revenue stream will be available by virtue of Internet users (whether they are ISP customers of the Company and its licensees or of other unrelated ISPs) visiting the Executive Site and accessing its information and services. This revenue stream would include advertising and e-commerce commission revenues. The Executive Site is a new concept and, while the Company has high hopes for its ultimate success, has yet to provide material revenues to the Company.

The Company has committed significant resources to the development of the Executive Site, and it intends to continue to commit significant resources to its development and maintenance. Through research, design, programming, co-branding, and licensing, the Company compiles a collection of the most compelling and functional Internet services. These services are then synthesized into a single web interface. Finally, this web interface is customized to function as a dedicated service for dial-up communities, interest groups, associations, and companies, who in turn sell access to the service to their members, associates, or employees. In other words, the Executive Site compiles some of the Internet's best stock quote systems, travel reservation systems, shopping networks, and chat technologies, and then adds information and directories unique to any given group or organization. In some cases, its networks may even form the backbone of a corporate Intranet. Because of the modular nature of the Executive Site's information and service components, the Company can offer businesses and associations the components that they want as the basis of their customized intranets or executive sites. An initial development and licensing fee, together with monthly user fees, will be charged for the development of a customized Executive Site. The modular nature of the Executive Site's information and service components will also facilitate establishing local customized Executive Sites in those markets where the Company or one of its licensees seeks to establish or maintain an ISP presence. When the Company licenses information and service components, the licensee then has the ability to control access to the website on which it displays the components.

The Company has begun making the Executive Site, with its value-added services, available to its own ISP customers, and a print and Internet advertising campaign is currently underway to attract Internet users (prospective new ISP customers) to the Executive Site. The Company also has succeeded in attracting some business advertising, and it intends to seek additional advertising customers. The Company has also introduced its Virtual Mall. The Virtual Mall provides links to web pages where Internet users can view merchandise and make purchases using their credit cards. The Company either receives a commission from the vendor when an Internet user makes a purchase after entering a web page through the Virtual Mall or it receives rent from the vendor for providing a link to the vendor's web page from the Virtual Mall.

The Company also has begun licensing Executive Site information and service components to third parties that want to display their own webpages. In March 1999, the Company licensed its Executive Site portal to MediaComm Broadcasting Systems, an ISP in Englewood, Colorado. The Company developed a private-labeled version of the Executive Site for MediaComm's Internet access customers in the Denver, Colorado area at http://denver.theexecutive.com. MediaComm paid an initial set up fee and pays a monthly user fee. MediaComm also shares advertising and e-commerce revenues generated on the site's pages with the Company. In April 1999, the Company licensed its Executive Site portal to InfoABC S.A., an ISP in Mexico City, Mexico. The Company developed a private-labeled version of the Executive Site for InfoABC's Internet access customers in the Mexico City area. InfoABC paid an initial set up fee and pays a monthly user fee. InfoABC also shares advertising and e-commerce revenues generated on the site's pages with the Company. As of August 31, 1999, the Company had licensed Executive Site components to three ISPs, but not yet to any companies, associations or interest groups. The Company believes that it will enter into a number of license agreements with other ISPs, companies and associations during the coming year.

The Executive Site is still in its early phases. It does not yet provide a material portion of the Company's revenues. The Company believes that in the future the non-ISP revenues provided by the Executive Site will increase both in terms of absolute dollars and as a percentage of total revenues.

The Company constantly assesses the content of the Executive Site, adding, deleting or substituting information or services when warranted. Currently the major components of the Executive Site include:
     Demon Systems's stock quote and research system;

     Internet Travel Network's travel reservation system;
     WeatherLabs, Inc.'s weather information;
     Ichat Rooms's chat room system;
     the Company's Virtual Mall;
     Furle/Powertrader's business directory;
Some of this content is actually resident on the Company's web pages, and some of it is accessed by links to other web sites. Compensation arrangements with content providers are generally based on the number of Internet users that access a particular item of content (known in the industry as "hits"). With respect to advertising revenues derived from banner advertisements placed on various web pages, the Company generally shares revenue with the content provider for the web page. In addition, the Company entered into a two year licensing and multicasting agreement with broadcast.com. The Company will sell broadcast.com services to associations, local ISP's, Executive Site users, local dial-up, and national virtual ISP customers. Services will include audio and video hosting, and live event broadcasting (multicasting) including multimedia presentations, trade shows and conferences. The Company will receive a percentage of revenues generated by these services for a period of two years and will have the option to renew this contract annually.

These components represent only a small sample of planned future content. The Company anticipates entering into similar agreements in the future to fully develop and expand the content in the Executive Site. New content suppliers are constantly being identified for existing and potential Executive Sites. Additional content will also be developed by associations and companies themselves.

     Competitive Conditions

The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. The Company currently or potentially competes with many other ISPs, providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. The Company expects competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to provide ISP services and to launch new Web sites at a relatively low cost. Accordingly, the Company believes that its success will depend heavily upon achieving significant market acceptance before its competitors and potential competitors introduce competing services.

The Company competes with other ISPs for ISP customers. Although some affirmative effort is required to change ISPs, there are no significant barriers to ISP customers changing their ISP in response to service quality or price considerations. The Company competes with online services and other Web sites, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets. The number of companies offering e-commerce outlets and selling Web-based advertising, and the available inventory of related space on webpages, has recently increased substantially. Accordingly, the Company may face pricing pressure on its e-commerce commissions and for the sale of advertisements.

Many of the Company's competitors, as well as potential entrants into its markets, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than the Company. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with ISPs, providers of Web directories, search and information services or advertising solutions, and existing ISPs, providers of Web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with ISPs or providers of web directories and information services in competition with the Company's Executive Site web site may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition the Company faces.

     Governmental Regulation

The laws and regulations applicable to the Internet and the Company's services are evolving and unclear and could damage the Company's business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose the Company to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require the Company to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission, or FCC, in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for the Company's services. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect the Company. Also, Congress recently passed (and the President has signed into law) the Digital Millenium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. The Company cannot currently predict the effect, if any, that this legislation will have on its business. There can be no assurance that this legislation will not impose significant additional costs on the Company's business or subject it to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. The Company may be subject to claims that its services violate such laws. Any new legislation or regulation in the

United States or abroad or the application of existing laws and regulations to the Internet could damage the Company's business.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute the Company for violations of their laws. The Company might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage the Company's business.

     Other Information

The Company's ability to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company has increased, and plans to continue to increase, the scope of its operations. Its headcount has grown and will continue to grow substantially. At May 31, 1999, the Company had a total of 21 employees. It will need to expand its infrastructure, which will include hiring certain key employees, including without limitation, key employees in marketing and technology development. Hiring such employees has historically been difficult.

Product development expenses increased by $11,000 to $156,000 as compared to $145,000 in the previous year, an increase of 8%. The major component of product development expenses was; salaries and consulting fees of $117,000, rent and telephone of $25,000, and amortization of capital assets used directly in product development activities of $13,000. Related expenses incurred in the previous year were comparatively similar as incurred in fiscal 1999.

The Company does not believe that environmental laws have or will have a significant effect on its business.

In their report on the Company's financial statements, the Company's auditors have expressed doubt about the Company's ability to continue in business as a going concern. The Company will need additional funds to continue in business and to implement its business plan as proposed, which it may not be able to obtain. Equity or debt financing may not be available to the Company on terms acceptable to the Company, or at all.

The Company has undertaken steps to address Year 2000 Issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues".

Item 2.  Property.

The Company's headquarters and executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X 2W8 and the telephone number is
(604)278-5996. The Company leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments Ltd., a private British Columbia company owned by Susanne Robertson, the wife of John G. Robertson. The monthly rent fee is approximately $350.00 ($CN500.00).

The Company also leases facilities in Vancouver and Toronto. The Vancouver site supports both ISP services and the Executive Site. The lease term is 28 months with monthly payments of approximately $5000.00 ($CN7500). The Toronto offices support ISP services. The lease term is 54 months with monthly payments of approximately $2000.00 ($CN2950). These locations could be replaced without significant disruption to the Company.

Item 3.  Legal Proceedings.

A Writ of Summons and Statement of Claim was filed against the Company in the Supreme Court of British Columbia on April 20, 1999 by a former employee and spouse of the employee (the "Plaintiffs"). The employee was retained by the Company as a consultant on or about December 1996 and was subsequently terminated for cause by the Company in December 1997. The Plaintiffs are seeking monetary damages related to the alleged remuneration due pursuant to an agreement and a stock option between the Company and the employee. The total damages claimed amounts to $597,000, including alleged unpaid remuneration and a stock option benefit. The Plaintiffs are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. The Company believes that the Plaintiff's alleged claim is without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defence. The Company intends to vigorously defend this action.

To the knowledge of the Company's Executive Officers and Directors, the Company is not a party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the Officers and Directors know of no other threatened or contemplated legal proceedings or litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended May 31, 1999, to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is a limited public market for the Common Stock of the Company which currently trades on the OTC Bulletin Board under the symbol "IHWY" where it has been traded since February 24, 1999. The high and low bid prices for the Company's stock each calendar quarter, through June 30, 1999, as reported by Nasdaq Trading & Market Services, are as follows:

                                         Bid Price
                                       High       Low
                                       -----     -----
Quarter ended March 31, 1999          $12.50     $0.00
Quarter ended June 30, 1999           $ 8.00     $3.1875

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of August 31, 1999, there were 6,868,901 shares of Common Stock outstanding, held by 169 shareholders of record and by various broker/dealers on behalf of an indeterminate number of street name shareholders.

To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Set forth below is information regarding the issuance and sales of securities of the Company without registration during the fourth quarter of the fiscal year ended May 31, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

     A. Beginning March 31, 1999, the Company conducted an offering of units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000, and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. Through May 31, 1999, 5000 units were issued at $4.00 per unit for total proceeds of $20,000. The offer and sale of the units were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company furnished to purchasers in a timely manner an Offering Memorandum and financial information, limited the manner of the offering, promptly filed notices of sales, and limited the number of non-accredited investors to 5 investors. If the foregoing exemptions are not available, the Company believes that $72,600 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

     B. In connection with the reorganization of the Company in February 1999, the Company assumed contractual obligations of one of its subsidiaries under outstanding warrants to issue shares of common stock for $1.00 per share. During the quarter ended May 31, 1999, the Company issued 270,300 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $270,300. The sale of the shares was exempt from registration under Regulation S and under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company provided disclosure to each of the warrant holders in connection with the reorganization of IHI and the Company. Each of the warrant holders owned shares of IHI that they have now exchanged for shares of the Company. Through May 31, 1999, the Company issued shares to 30 purchasers, of which 7 were accredited investors and 6 were foreign citizens whose purchases were covered by Regulation S. Through September 30, 1999, when the Company determined not to issue any further shares to non-accredited investors pursuant to the warrants until such time as the shares could be registered, the Company issued shares to 45 purchasers, of which 7 were accredited investors and 7 were foreign citizens whose purchases were covered by Regulation S. All of the shares issued pursuant to the warrant exercises bear a legend indicating that they are restricted securities. $53,000 of these sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

     C. During the quarter ended May 31, 1999, the Company issued 237,334 shares pursuant to options exercised at between $0.50 and $0.75 per share for total proceeds of

     $125,500. Except for 150,000 shares issued to John Robertson, the sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants. The 150,000 shares issued to Mr. Robertson were exempt from registration under Rule 506 under and
     Section 4(2) of the Securities Act of 1933. Mr. Robertson is an accredited investor by virtue of his positions with the Company as a director and executive officer. If the foregoing exemptions are not available, the Company believes that all $125,500 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

     Overview

The Company serves as an Internet Service Provider (referred to as an "ISP" in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. The Company intends to provide ISP services to a steadily growing number of cities in North America as a "Virtual ISP". A Virtual ISP provides Internet access to its customers using the underlying telecommunications infrastructure of another company, such as a telephone company. The Virtual ISP business model should enable the Company to avoid purchasing and installing "backbone" communications equipment and infrastructure in each city where it plans to offer ISP services.

The Company's goal is to expand its ISP business throughout North America by negotiating access to Virtual ISP "backbone" facilities and then repackaging that access for sale to its customers and resellers (licensees). The Company has entered into agreements that permit it to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. Toronto, Ontario is the first market in which the Company provided ISP services, beginning about four years ago.

The Company believes that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through its "Executive Site(TM)" compilation of Internet-based services and information, the Company provides localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, the Company has compiled Internet services and content in its Executive Site that it believes are useful to companies, associations and professionals. Executive Site web pages are designed specifically for targeted user groups, and the Company believes they provide friendly, easy to navigate interfaces. The Company's basic Executive Site may be accessed through the Internet at www.theexecutive.com. Other Executive Sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

References in this report to the "Executive Site" mean the basic Executive Site as well as all customized Executive Sites, unless the discussion refers specifically to basic or customized Executive Sites.

The Company plans to market the Executive Site throughout North America, starting with its Virtual ISP locations. It may also let other ISPs display customized Executive Sites in certain markets. The Company also offers its commercial clients the ability to market their products and services to Executive Site users through its newly developed Virtual Mall.

The Company believes the Executive Site will be popular because most business professionals don't want to spend their own time searching the Internet for the information that they need. The Executive Site has assembled a functional business site to enable users to immediately find what they need. Executive Site users will be able to:
  .  monitor and research the stock market;
  .  plan and book their next business trip;
  .  check the local news and weather;
  .  participate in online forums;
  . carry out electronic transactions via e-commerce; and . find a suitable restaurant in their area.
The Company does not plan to charge a fee for access to the basic Executive Site. It plans to charge a design fee and a recurring user fee for Executive Sites that it customizes for companies or associations. It also plans to charge a monthly fee when it allows other ISPs to display a customized Executive Site. The Company expects to receive advertising and e-commerce commission revenues from the Executive Site.

The Company conducts its operations through the following three wholly-owned Canadian subsidiaries:

  .  YesIC, Communications, Inc., acquired in February 1997;
  . World Tel, Internet (Toronto) Ltd., acquired in February 1997; and . Blue Crow Internet Company, Ltd., acquired in December 1996.

Information Highway, Inc. ("IHI"), a Washington corporation, actually acquired these subsidiaries. Then, in February 1999, IHI engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of IHI came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information-Highway.com, Inc. and is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY).

     Effect of Reorganization

The reverse takeover was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of August 31, 1999, 2,240,150 of the remaining 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to August 31, 1999, approximately 97% of IHI shares had been exchanged. The Company has allotted 164,500 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company as a finder's fee and to effect the Agreement and Plan of Reorganization.

For accounting purposes the acquirer is IHI as approximately 95% of the issued and outstanding common shares of the Company are owned by the shareholders of IHI and the entire Board of Directors of the Company is now comprised of the entire Board of Directors of IHI. As IHI is the legal subsidiary of the Company the nature of the business combination is a reverse takeover whereby the control of the assets and the business of the Company is acquired by IHI and the consolidated financial statements are issued under the name of the Company but is a continuation of IHI and not the Company. The legal capital structure remains that of the Company but the shareholders' equity of IHI has replaced the shareholders' equity of the Company. Similarly, the Company's income statements and statements of cash flows represent a continuation of IHI's consolidated financial statements.

The accounting treatment of the reverse takeover takes into account $100,000 of consideration that was paid to shareholders of the Company. The $100,000 payment to the controlling shareholder of FVFI has been treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was for IHI to obtain a listing on the OTC Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with FVFI. FVFI had not conducted any business prior to the reverse takeover.

     Factors Affecting Ongoing Operations

Prior to acquiring IHI, the Company had not conducted any business since inception in 1988. The following discussion will relate to the Company as if the reverse takeover had taken place as of the earliest date of the consolidated financial statements presented.

Although planned principal activities have started producing significant revenues, in its effort to rapidly expand infrastructure and network services and develop the Executive Site(TM), the Company has suffered net losses for the years ended May 31, 1999, 1998 and 1997 of $949,000, $557,000 and $151,000,
respectively. At May 31, 1999, its accumulated deficit was $1.7 million and its working capital deficit was $314,000. The Company expects to incur substantial operating losses, net losses and negative cash flow for the foreseeable future.

          Revenues

Revenue consists of mainly the provision of Internet dial-up services. The Company receives limited revenue from banner advertisements, web-site development and hosting and e-commerce commission revenue.

Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customer deposits for Internet dial-up services to be provided in the future are treated as deferred revenues.

The following factors affect the Company's revenue:

  . Service Offering - The Company derives most of its operating revenue from the ISP service it provides to its customers;

  . Penetration of Target Markets - The Company selects certain target markets in which it will offer its services and commit corresponding resources for marketing and infrastructure. The Company bases its target market assessment on two years of research and development through its involvement in the Internet industry. Because the Company does not have a universal presence on the Internet as an ISP, its ability to achieve market penetration in the target markets it selects to serve has a significant effect on the Company's ability to maintain and increase its revenues;

  . Turnover - Maintaining market penetration successes by minimizing customer turnover also has a significant effect on the Company's ability to maintain and increase its revenues. To date, customer turnover has been minimal. The Company expects customer turnover to increase in the future as competition intensifies. The Company expects that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch their ISP;

  . Executive Site(TM) - Executive Site(TM) revenues, which to date are mostly from advertising, are not yet material to the Company's total revenues. The Company expects that advertising and e-commerce commission revenues related to the Executive Site(TM), as well as fee based revenues from customized Executive Site licensees, will grow in the future, both in dollar amount and as a percentage of the Company's total revenues.

          Cost of Revenues

Cost of revenues consists primarily of the cost of serving the Company's Internet dial-up service customers and the cost of developing web-sites for customers. These costs include salaries for technical support and customer service, depreciation of Internet dial-up and web-site hosting equipment, license fees, equipment leasing costs, telephone line costs and rent to house equipment and staff directly involved in serving customers.

The Company's network and service costs have historically included equipment installation and ongoing service and maintenance charges. As the Company introduces its Virtual ISP presence in additional cities, each city will represent an increased lease charge under the Company's agreements with Internet access providers due to the need to add bandwidth to accommodate the customer base in the new market. As the Company expands its presence in a particular market, it will require additional increases in bandwidth depending on data transmission volumes.

          Other Operating Expenses

The Company's other operating expenses include Executive Site(TM) development and maintenance, information systems, billing and collections, general management and overhead, and administrative functions. Head count in functional areas, such as customer service, engineering and operations, along with expansion of the Executive Site(TM) and the locations in which the Company provides ISP services and increases in the number of its customers, will drive increases in expenses.

     Results of Operations for the Year Ended May 31, 1999 as Compared to the Year Ended May 31, 1998

          Revenues

Revenues have increased by $150,000 to $1,009,000 as compared to $859,000 in the previous period, which is an increase of 17.5%. This increase is due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site(TM), the Company anticipates that the dollar amount of future revenues will increase over current levels.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers and reselling Executive Site information and service modules pursuant to license agreements.

          Cost of Revenues

Cost of revenues has increased by $126,000 to $776,000 as compared to $650,000 in the previous year, which is an increase of 19%. This increase is approximately the same as the increase in revenues. The largest components of cost of revenues is telephone costs of $266,000 as compared to $238,000 in the previous year; Internet and license fees of $224,000 as compared to $197,000 in the previous year; and salaries and consulting fees of $192,000 as compared to $155,000 in the previous year. The increases in these costs are reflective of the increase in the Company's subscriber base.

          Gross Profit

Gross profit was $233,000 (23.1%) in fiscal 1999 as compared to $210,000 (24.4%) in fiscal 1998. With increased competition in the Internet Service Provider industry there has been increased pressure to reduce fees for new subscribers and renewing subscribers. This reduction of fees results in lower gross profit percentages as there is not a reciprocal decrease in cost to service its customers. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

          Marketing and Sales Expenses

Marketing and sales expenses have increased by $53,000 to $224,000 as compared to $171,000 in the previous year, which is an increase of 31%. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications which increased by $43,000 to $103,000 as compared to $60,000 in the previous year. The other major component of marketing and sales is salaries, which increased by $8,000 to $64,000 as compared to $56,000 in the previous year. Other costs relate to rent, telephone and amortization of capital assets.

          General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities have increased by $350,000 to $800,000 as compared to $450,000 in the previous year, which is an increase of 78%.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $319,000 to $478,000 as compared to $159,000 in the previous year, which is an increase of 200%. As a result of the reverse takeover, the Company incurred one-time expenses relating to professional fees and investor relations advertising and consulting. Professional fees such as legal and accounting increased by $115,000 to $158,000 as compared to $43,000 in the previous year. This increase relates to costs incurred to complete and file various documents with the NASD and the United States Securities and Exchange Commission, in addition to legal fees to effect the reverse takeover; the majority of these expenses were incurred in the final quarter ended May 31, 1999. The Company expects that it will incur significant legal and accounting fees in the first two quarters of fiscal year 2000 as it files its initial annual report on Form 10-KSB and conducts its initial annual meeting as a company subject to reporting under the Securities Exchange Act of 1934. Investor relations advertising and consulting increased by $157,000 to $164,000 as compared to $7,000 in the previous year. The major components of this increase were $114,000 paid in shares and cash to two non-related companies for Internet-based marketing and investor communications services including e-mails to their respective data bases of customers. The remaining $50,000 was paid to various consultants and companies for news releases and in-house investor relations services. Office, rent and telephone increased by $58,000 to $62,000 as a result of various office and telephone costs incurred during and after becoming a public company. Salaries and management fees decreased by $43,000 to $45,000 as a result of changing the job responsibilities of certain salaried employees to Internet related business activities from corporate related activities. Travel increased by $12,000 to $18,000 as a result of trips to New York, Toronto and Las Vegas by senior management of the Company. Transfer agent and various filing fees increased by $11,000 to $11,000 as a result of becoming a public company. Amortization of head office equipment increased by $5,000 to $10,000. The vast majority of all of the above expenses were incurred in the final quarter of fiscal 1999.

General and administrative expenses relating to Internet business-related activities increased by $31,000 to $323,000 as compared to $292,000 in the previous year, an increase of 11%. The major components of general and administrative expenses were: amortization of goodwill of $160,000; salaries and consulting fees of $97,000; office, rent and telephone of $46,000; legal and accounting of $11,000 and bank charges of $9,000.

          Product Development Expenses

Product development costs consist of expenses incurred by the Company in the development and creation of its Executive Site(TM) web-site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

Product development expenses increased by $11,000 to $156,000 as compared to $145,000 in the previous year, an increase of 8%. The major component of product development expenses was; salaries and consulting fees of $117,000, rent and telephone of $25,000, and amortization of capital assets used directly in product development activities of $13,000. Related expenses incurred in the previous year were comparatively similar as incurred in fiscal 1999.

          Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. During fiscal 1999 and 1998 approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $32,000 to $90,000 as compared to $58,000 in the previous year.

Purchased goodwill has been amortized at $13,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill will be fully amortized during fiscal 2000.

The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

          Income Taxes

The Company generated US and Canadian net operating losses ("NOL") carried forward of $835,000 during the current year as compared to $424,000 for the comparative year. Total NOL's from inception to May 31, 1999 totals $1,385,000. The Company expects some consolidated losses for the foreseeable future which will generate additional NOL's. However, the Company's ability to use NOL's is dependent on generating profits in the future and may also be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if the Company achieves operating profits and the NOL's have been exhausted or have expired, the Company may experience significant tax expense. The Company recognized no provision for taxes because it operated at a loss from inception through to May 31, 1999. The deferred tax asset value has been reduced to nil because the Company can not be assured that it is more likely than not that it will utilize the NOL's carried forward in future years. If it was more likely than not to realize these losses the Company would have recorded a deferred tax asset of $525,000.

          Net Loss for the Year Ended May 31, 1999 as Compared to the Year Ended May 31, 1998

The Company's net losses have come mainly from overhead costs associated with organization, restructuring and financing start-up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. The only operating activities conducted in the United States thus far were expenses incurred in the going public process including investor relations and professional fees. The Company's head office is in Richmond, BC, Canada, which does not conduct any business related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $477,000 as compared to $159,000 in fiscal 1998, relating to such activities. The net loss relating to Internet activities amounted to $471,000 as compared to $398,000 in fiscal 1998.

     Liquidity and Financial Resources

The Company has historically satisfied its capital needs by borrowing from affiliates and by issuing equity securities. It has also used these sources to provide a portion of its operating cash requirements to make up for a cash shortfall from operating activities. The Company's operating activities used $521,000 and $198,000 for the years ended May 31, 1999 and 1998, respectively. During the year ended May 31, 1999, the Company used $863,000, generated by issuing equity securities, to fund its operating cash shortfall of $521,000, to repay borrowings from affiliates of $197,000 and to make capital expenditures of $139,000. The operation, development and expansion of the Company's business will likely require additional capital infusions for the foreseeable future. During the year ended May 31, 1998, the Company used $224,000, generated by issuing equity securities, and $110,000, generated from borrowings from affiliates, to fund its operating cash shortfall of $198,000 and to make capital expenditures of $109,000.

The Company has a working capital deficit, as at May 31, 1999, of $314,000, and will require funds to finance its ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. The Company plans to manage its payables balances and satisfy its operating and capital needs partially by generating cash (although at a shortfall) through its operating activities and partially through sales of equity securities. Subsequent to May 31, 1999 the Company has raised a total of $770,000 pursuant to an Offering Memorandum, stock option exercises and warrant exercises as follows:

   . an Offering Memorandum was completed on August 11, 1999 whereby 129,750 units were issued at $4.00 per unit for total proceeds of $519,000, each unit containing one common share and one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000 and one Series "B" Warrant to acquire one additional share at

     $6.00 per share expiring April 30, 2001. If all warrants were exercised the Company would receive a further $1,297,500;

   . the Company issued 156,200 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $171,200. There are currently 370,650 additional warrants outstanding exercisable at $1.00 per share for potential proceeds of $370,650. These warrants expire between October 1999 and December 1999;

   . the Company issued 135,000 shares pursuant to options exercised at between $0.50 and $0.75 per share for total proceeds of $80,000. The Company currently has 285,000 shares reserved for the exercise of stock options at $0.50 per share, 217,666 shares reserved for the exercise of stock options at $0.75 per share, 700,000 shares reserved for the exercise of stock options at $4.00 per share and 125,000 shares reserved for stock options at $5.00 per share. If all of these options were exercised the Company would receive $3,730,750.

The Company will require financing in addition to the $770,000 it has raised since May 31, 1999, in order to carry out its business plan as proposed. The Company's capital requirements may vary based upon: the timing and success of its roll out and as a result of regulatory, technological and competitive developments; demand for the Company's services or its anticipated cash flow from operations is less or more than expected; the Company's development plans or projections changing or proving to be inaccurate; it engaging in any acquisitions; or it accelerating deployment of its network services or otherwise altering the schedule or targets of its roll out plan. The Company is not presently considering any specific business acquisition.

In their report on the Company's financial statements, the Company's auditors have expressed doubt about the Company's ability to continue in business as a going concern. The Company will need additional funds to continue in business and to implement its business plan as proposed, which it may not be able to obtain. Equity or debt financing may not be available to the Company on terms acceptable to the Company, or at all. The Company will need additional funds, which it may not be able to obtain.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. The Company's strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to its agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. The Company may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. The Company expects its capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of its defined markets.

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

The Company's online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Its internal systems, including those used to deliver its services, utilize third-party hardware and software. The Company has begun the process of contacting the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, the Company believes that the third-party hardware and software it uses is year 2000 compliant, although it has not heard from all of these vendors. The Company has verbally confirmed with Bell Atlantic, Level 3 Communications and MetroNet that their internet access facilities used by the Company are Year 2000 compliant. The Company is in the process of obtaining written confirmation of these representations.

To date, the Company has spent an estimated $100,000, in part to address year 2000 issues. These expenditures consisted mainly of purchases of new year 2000-compliant computer equipment, and some of these purchases would have been made in the ordinary course of replacing aging equipment. The Company presently estimates that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that the Company has already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of the Company's year 2000 review and remediation efforts to date, the recent development of its services, the recent installation of its information technology equipment and systems, the Company does not consider contingency planning to be necessary at this time. The Company believes that the most likely worst case scenario is that the Internet fails and it will be unable to offer its services.

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

Item 7.  Financial Statements
-----------------------------

Information-Highway.com, Inc.
(formerly Florida Venture Fund, Inc.)


                  Index to Consolidated Financial Statements

                                   Contents



Report of Independent Auditors..........................................      25

Consolidated Financial Statements

Consolidated Balance Sheets.............................................      26

Consolidated Statements of Operations...................................      27

Consolidated Statements of Stockholders' Equity.........................   28-29

Consolidated Statements of Cash Flows...................................      30

Notes to Consolidated Financial Statements..............................   31-39

                 [LETTERHEAD OF ELLIOTT TULK PRYCE ANDERSON]

                        Report of Independent Auditors


The Board of Directors and Stockholders
Information-Highway.com, Inc. (formerly Florida Venture Fund, Inc.)


We have audited the accompanying consolidated balance sheets of Information-Highway.com, Inc. (formerly Florida Venture Fund, Inc.) as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information-Highway.com, Inc. (formerly Florida Venture Fund, Inc.) as of May 31, 1999 and 1998, and the results of its operations, and changes in its stockholders' equity and cash flows for the years ended May 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations since inception and has accumulated losses of $1,656,774 and a working capital deficit of $313,861. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Notes 1 and 11. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.




                                   /s/ "Elliott, Tulk, Pryce, Anderson"

                                       Chartered Accountants

Vancouver, Canada
September 15, 1999

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Balance Sheets

                                                                                                       May 31,
                                                                                                --------------------
                                                                                                  1999        1998
                                                                                                    $           $
                                      Assets
Current Assets
  Cash                                                                                            37,622      35,699
  Accounts receivable                                                                                  -       4,442
  Inventory (Note 6)                                                                               9,695           -
  Prepaid expenses                                                                                70,487       3,001
--------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             117,804      43,142
Property and Equipment (Note 5)                                                                  270,092     209,353
Other Assets (Note 4)                                                                            134,848     294,598
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                     522,744     547,093
====================================================================================================================

                         Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                                               267,279     196,608
  Accrued liabilities                                                                             65,151      10,000
  Deferred revenues                                                                               34,049      20,000
  Advances from related parties (Note 6)                                                          65,186     261,784
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        431,665     488,392
--------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 8)
--------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock (Note 7), 50,000,000 shares authorized,
 par value $.0001 per share, 6,469,951 and 4,766,000
 issued and outstanding respectively                                                                 647         477

  Additional Paid in Capital on Common Stock                                                   1,698,351     700,484
 Common Stock allotted and issued subsequently
  (35,000 and 82,650 shares respectively)                                                         50,000      61,987
--------------------------------------------------------------------------------------------------------------------
                                                                                               1,748,998     762,948
--------------------------------------------------------------------------------------------------------------------
Preferred Stock, 10,000,000 shares authorized, par value
 $.0001 per share, none issued                                                                         -           -
--------------------------------------------------------------------------------------------------------------------
Translation adjustments                                                                           (1,145)      3,654
--------------------------------------------------------------------------------------------------------------------
                                                                                               1,747,853     766,602

Accumulated Deficit                                                                           (1,656,774)   (707,901)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                        91,079      58,701
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                       522,744     547,093
====================================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Statements of Operations


                                                       Years ended May 31,
                                                      ---------------------
                                                         1999        1998
                                                           $           $

Revenues                                              1,008,657     859,184

Cost of Revenues                                        775,816     649,584
---------------------------------------------------------------------------
Gross Profit                                            232,841     209,600
---------------------------------------------------------------------------
Operating Expenses
  Marketing and sales                                   224,492     171,047
  General and administrative                            801,702     450,595
  Product development                                   155,520     145,165
---------------------------------------------------------------------------
Total Operating Expenses                              1,181,714     766,807
---------------------------------------------------------------------------
Net loss                                                948,873     557,207
===========================================================================
Historical basic and dilutive net loss per share            .18         .14
===========================================================================
Weighted average shares used to compute basic and
 historical net loss per share                        5,382,000   3,896,000
===========================================================================
Diluted loss per share has not been presented separately as the result is anti dilutive.


(See accompanying notes)

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Statements of Stockholders' Equity


                                                                                               Additional
Information Highway, Inc. - stockholders' equity section              No. of      Par Value      Paid-in
 from October 15, 1996 (Inception) to February 17, 1999               Shares       $0.0001       Capital       Total      Deficit
 (prior to reverse takeover)                                          Issued                        $            $           $

  Balance as at October 15, 1996 (Date of Inception of
   Information Highway, Inc.)                                              -              -             -            -            -

  Issued for cash:
    $0.10 per share pursuant to a subscription
    received in October, 1996                                         15,000              2         1,498        1,500            -

    $0.50 per share pursuant to a subscription
    received in April, 1997                                            1,000              1           499          500            -

  Issued for settlement of debt:
    $0.365 per share agreed price - February, 1997                    24,000              2         8,758        8,760            -
    $0.50 per share - April, 1997                                     45,000              4        22,496       22,500            -

  Issuance of stock in acquisitions of subsidiaries (Note 4):

    At a fair value of $0.10 per share to acquire a
    100% interest in:
      Blue Crow Internet Co. Ltd.                                    125,000             13        12,487       12,500            -
      World-Tel Internet (Toronto) Ltd.                              342,000             34        34,166       34,200            -
      YesIC Communications Inc.                                    3,115,000            311       311,189      311,500            -
  Net loss for the period                                                  -              -             -            -     (150,694)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance as at May 31, 1997                                       3,667,000            367       391,094      391,461     (150,694)

  Issued for cash:
    $0.10 per share pursuant to a private placement                  600,000             60         59,940      60,000          -
    $0.50 per share pursuant to a private placement                  499,000             50        249,450     249,500          -

  Net loss for the year                                                    -              -              -           -     (557,207)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance as at May 31, 1998                                       4,766,000            477        700,484     700,961     (707,901)

  Issued for cash pursuant to two private placements at
  $0.75 per share                                                    797,150             80        597,782     597,862            -

  Issued for services at a fair market value at
  $0.75 per share                                                     76,500              7         57,368      57,375            -
-----------------------------------------------------------------------------------------------------------------------------------
  Balance as at February 17, 1999, prior to reverse takeover       5,639,650            564      1,355,634   1,356,198     (707,901)
===================================================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Statements of Stockholders' Equity (continued)



                                                                                 Common Stock
                                                                    ---------------------------------------
Information-Highway.com, Inc. - capital stock section                No. of                      Additional
        from May 31, 1996 to May 31, 1999                            Shares       Par Value       Paid-in
                                                                     Issued         $.0001        Capital        Total       Deficit
                                                                                      $              $             $            $

Balance May 31, 1996, 1997, 1998 and prior to
 reverse takeover on February 17, 1999                              1,979,500         198           28,530      28,728      (28,728)

  Reverse takeover adjustments (Note 3)

    Cancellation of shares for no
     consideration                                                 (1,659,833)       (166)             166           -            -

    Elimination of deficit                                                  -           -          (28,728)    (28,728)      28,728

    Deficit of Information Highway,
     Inc. as at May 31, 1998                                                                                               (707,901)

    Issuance or allotment of shares to effect
     reverse takeover (see table above)                             5,639,650         564        1,355,634   1,356,198            -

    Cost of reverse takeover transaction                                    -           -         (100,000)   (100,000)           -

  Shares issued for cash pursuant to a private
   placement at $0.75 per share                                        15,000           1           11,249      11,250            -

  Shares issued pursuant to stock options
   exercised at $0.75 per share                                       27,334            3           20,497      20,500            -

  Shares issued pursuant to stock options
   exercised at $0.50 per share                                      210,000           21          104,979     105,000            -

  Shares issued for services at a fair market
   value of $0.75 per share                                            5,000            -            3,750       3,750            -

  Shares issued for services at a fair market
   value of $5.00 per share                                           10,000            1           49,999      50,000            -

  Shares issued for property at a fair market
   value of $4.00 per share                                            3,000            1           11,999      12,000            -

  Shares issued pursuant to warrants
   exercised at $1.00 per share                                      240,300           24          240,276     240,300            -

Net loss for the year                                                                                                      (948,873)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as at May 31, 1999                                         6,469,951          647        1,698,351   1,698,998   (1,656,774)
===================================================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Consolidated Statements of Cash Flows


                                                                                                  Years ended May 31,
                                                                                             ------------------------------
                                                                                                    1999        1998
                                                                                                      $           $
Cash Flows from Operating Activities:
  Net loss                                                                                        (948,873)   (557,207)
  Adjustments to reconcile net loss to cash
    Depreciation and amortization                                                                   89,776      57,611
    Amortization of goodwill                                                                       159,748     159,745
    Financial services paid for by issuing shares                                                  111,125           -

  Change in non-cash working capital items
    (Increase) decrease in accounts receivable                                                       4,442      (2,814)
    (Increase) decrease in prepaid expenses                                                        (67,486)      2,275
    (Increase) in inventory                                                                         (9,695)          -
    Increase in accounts payable and accrued liabilities                                           125,822     147,133
    Increase (decrease) in deferred revenues                                                        14,049      (4,495)
---------------------------------------------------------------------------------------------------------------------------
  Net Cash Used in Operating Activities                                                           (521,092)   (197,752)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Common stock (net of finders fee paid)                                                           862,925     223,488
  Increase (decrease) in related party advances                                                   (196,598)    110,345
---------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Financing Activities                                                        666,327     333,833
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital expenditures for property and equipment                                                 (138,515)   (108,983)
---------------------------------------------------------------------------------------------------------------------------
  Net Cash to Investing Activities                                                                (138,515)   (108,983)
---------------------------------------------------------------------------------------------------------------------------
Translation Adjustments                                                                             (4,797)      3,654
---------------------------------------------------------------------------------------------------------------------------
Increase in Cash During the Period                                                                   1,923      30,752

Cash - Beginning of Period                                                                          35,699       4,947
---------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                                37,622      35,699
===========================================================================================================================
Non-Cash Financing Activities
  The Company issued 91,500 shares for financial services                                          111,125           -
  The Company issued 3,000 shares for property                                                      12,000           -
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   123,125           -
===========================================================================================================================
Supplemental Disclosures:
  Interest paid                                                                                          -           -
  Income taxes paid                                                                                      -           -
===========================================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

(formerly Florida Venture Fund, Inc.)

Notes to Consolidated Financial Statements



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

     During 1997, the Company's common stock was submitted for quotation on the OTC Bulletin Board System and was assigned the trading symbol FVFL.

     From incorporation to February 17, 1999 the Company did not engage in any business activity other than initial organization, initial financing and some business investigation activities.

     Pursuant to a letter agreement dated February 17, 1999, the Company completed an Agreement and Plan of Reorganization with Information Highway, Inc., herein "IHI", whereby a business combination was completed and all of the outstanding common stock of Information Highway, Inc. was, or will be, exchanged for common shares of the Company representing a change of control of the Company by way of reverse takeover, see Note 3. As part of the Plan of Reorganization the Company's name was changed to Information-Highway.com, Inc.

     IHI was incorporated in the State of Washington on October 15, 1996. See
     Note 4 regarding IHI's acquisition of three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     IHI emerged from being a development stage company during its fiscal year ended May 31, 1998. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenues, however, the Company has experienced start-up losses from October 15, 1996 (Inception) to May 31, 1999 totalling $1,656,774 and has a working capital deficit as at May 31, 1999 of $313,861. There is risk that the Company's ability to continue as a going concern could be in jeopardy based on these factors. The ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing, and further develop the market for its products and services. As discussed in Note 11 the Company has raised in excess of $750,000 to improve its working capital situation.

2.   Significant Accounting Policies

     Consolidated Financial Statements

     These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns three consolidated, wholly-owned, Canadian subsidiaries, see Note 4. As IHI was the acquirer in a reverse takeover business combination culminating on February 17, 1999, its fiscal year-end of May 31 will be the Company's new fiscal year-end and the business of IHI will be the business reported for all comparative purposes, including the statements of operations and cash flows. See Note 3 for a discussion on this business combination and reverse takeover accounting. Prior to the reverse takeover transaction the Company's fiscal year end was December 31.

     Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

     Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less when purchased.

2.   Significant Accounting Policies (continued)

     Concentration of Credit Risk

     The Company does not have any concentrations of credit risk as the majority of its customers prepay for services. For those instances when credit is extended it is based on an evaluation of the customer's financial condition, and generally collateral is not required. The Company does not have any customers that account for in excess of 10% of income.

     The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

     Inventory

     Inventory is comprised of finished goods purchased to resell over the Internet. Finished goods are carried at the lower of landed cost or net realizable value.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed utilizing the declining balance method over an estimated useful life of the related asset category. Computer equipment and software and production equipment is depreciated at 30% per annum and furniture and office equipment at 20%. Leasehold improvements are amortized over ten years utilizing the straight-line method.

     Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets".

     Goodwill is a long-lived asset representing the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over its estimated useful life. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including undiscounted future cash flows which necessarily involves significant management judgement.

     Financial Instruments

     The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     Revenue Recognition and Deferred Revenues

     Revenue consists of the provision of Internet dial-up services, banner advertisements, web-site development and hosting and E-Commerce revenue sharing with various Internet partners.

     Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customers deposits for Internet dial-up services to be provided in the future are treated as deferred revenues.

     Cost of Revenue

     Cost of revenue consists primarily of the cost of serving the Company's Internet dial-up service customers and the cost of developing web-sites for customers. Cost associated with above revenue generating activities consists of salaries for technical support and customer service, depreciation of Internet dial-up and web-site hosting equipment, license fees, equipment leasing costs, telephone line costs and rent to house equipment and staff directly involved in serving customers.

     Product Development Costs

     Product development costs consist of expenses incurred by the Company in the development and creation of its Executive Site(TM) Web-Site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

     Accounting for Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense (see Note 7).

     Foreign Exchange

     All of the Company's Canadian operating subsidiaries are operationally and financially independent of the parent and are considered self-sustaining. As such, the current rate method is used whereby assets and liabilities are translated into United States dollars at exchange rates in effect at the balance sheet dates. Shareholders' equity accounts are translated using historical exchange rates. Income and expense items are translated at average exchange rates for the periods. Accumulated net translation adjustments are included as a separate component of shareholders' equity.

     Current monetary assets and liabilities of the Company which are denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses on the realization of current monetary assets and the settlement of current monetary liabilities are recognized currently to operations. The gain or loss realized on these transactions amounted to a gain of $119 for fiscal 1999 and a loss of $2,992 for fiscal 1998.

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

     The Company's Canadian subsidiaries have Canadian tax losses of $482,000 to offset future years Canadian taxable income. These losses expire as follows:

                                              $

                        2003                     3,000

                        2004                    66,000

                        2005                   138,000

                        2006                   275,000


     The Company and the Company's US subsidiary have US tax losses of $903,000 to offset future years US taxable income. These losses expire as follows:

                                              $

                        2012                    61,000

                        2013                   286,000

                        2014                   556,000


     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                                       1999              1998
                                                        $                 $


Net Combined Operating Losses                         835,000          424,000

Statutory Combined Canadian and US Tax Rate             39%              37%

Effective Tax Rate                                          -                -

Deferred Tax Asset                                    328,000          157,000

Valuation Allowance                                  (328,000)        (157,000)

Net Deferred Tax Asset                                      -                -
                                                     =========================

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

     New Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the same as net income for all periods presented.

     Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segment amounts from period to period. As noted above this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), Employers' Disclosures about Pensions and other Post Retirement Benefits. This statement standardizes the disclosure requirements for pension and other post retirement benefits. The Company typically does not offer the types of benefit programs that fall under the guidelines of this statement.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and has not entered into any hedging activities.


3.   Business Combination

     Pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between the Company, Information Highway, Inc. ("IHI") and certain shareholders of IHI, the Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of September 15, 1999, 2,235,150 of the 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to September 15, 1999 97% of IHI shares had been exchanged. The Company has allotted 169,500 shares in anticipation of the remaining shares of IHI being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares.

     For accounting purposes the acquirer is IHI, as 95% of the issued and outstanding common shares of the Company are owned by the shareholders of IHI and the entire Board of Directors of the Company is now comprised of the entire Board of Directors of IHI. As IHI is the legal subsidiary of the Company the nature of the business combination is a reverse takeover whereby the control of the Company is acquired by IHI and the consolidated financial statements are issued under the name of the Company but is a continuation of IHI and not the Company. The legal capital structure remains that of the Company but the shareholders' equity of IHI has replaced the shareholders' equity of the Company. Similarly, the Company's income statements and statements of cash flows represent a continuation of IHI's consolidated financial statements.

     The accounting treatment of the reverse takeover is based on the following consideration that was paid to shareholders of the Company:


                                                                           $

Cash paid to the controlling shareholder of FVFI                         100,000

Net liabilities of FVFI assumed at book value                                  -

Value attributed to the 319,667 shares of FVFI not cancelled                   -
                                                                       ---------
                                                                         100,000
                                                                       =========

     The $100,000 payment to the controlling shareholder of FVFI has been treated, for accounting purposes, as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was for IHI to obtain a listing on the OTC Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with FVFI.


4. Business Combinations of Information Highway, Inc. Prior to the Reverse Takeover

     Information Highway, Inc. acquired three operating Canadian subsidiaries during the period December, 1996 to February 28, 1997, in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. The acquisitions were accounted for using the purchase method of accounting for business combinations. IHI issued 3,582,000 of its common shares at a fair market value of $0.10 per share and $27,380 as cash consideration for all three acquisitions. In total, IHI assumed net liabilities of $113,663. The excess of the purchase price over the fair market value of net liabilities assumed, totalling $499,243, was allocated to goodwill. Details of liabilities assumed and assets acquired are as follows:

                                                                           $
(i)   Consideration

          Capital stock of IHI issued (3,582,000 at $.10)               358,200
          Cash paid                                                      27,380
-------------------------------------------------------------------------------
                                                                        385,580
-------------------------------------------------------------------------------

                                                                           $
(ii)  Net liabilities assumed

        Liabilities assumed
          Accounts payable                                               43,080
          Unearned revenue                                               20,000
          Loans from directors                                           37,853
          Loans from affiliated companies                               127,491
-------------------------------------------------------------------------------
                                                                        228,424
-------------------------------------------------------------------------------

        Assets acquired

          Cash received in combination                                   (7,055)
          Accounts receivable                                            (1,711)
          Capital assets                                               (105,995)
-------------------------------------------------------------------------------
                                                                       (114,761)
-------------------------------------------------------------------------------
        Net liabilities assumed                                         113,663
-------------------------------------------------------------------------------
(iii) Excess of cost over book value                                    499,243
===============================================================================

4. Business Combinations of Information Highway, Inc. Prior to the Reverse Takeover (continued)

     The excess of cost over book value, totalling $499,243, was allocated to goodwill as there were no other fair market value adjustments to non-monetary assets or other identifiable intangible assets. Goodwill has been capitalized and is being amortized over its estimated useful life of three years.

                                                              1999       1998
                                             Accumulated    Net Book    Net Book
                                    Cost     Amortization     Value      Value
                                     $            $             $          $

     Goodwill                     499,243      364,395       134,848    294,598
===============================================================================


5.   Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization.

                                                                               Accumulated               1999                 1998
                                                                             Depreciation and          Net Book             Net Book
                                                       Cost                    Amortization              Value                Value
                                                        $                            $                     $                    $
Computer equipment and software                       365,550                      157,630              207,920              172,827
Office furniture and equipment                         45,883                       14,214               31,669               26,115
Production equipment (Note 6(f))                       25,000                        3,750               21,250                    -
Leasehold improvements                                 11,567                        2,314                9,253               10,411
------------------------------------------------------------------------------------------------------------------------------------
                                                      448,000                      177,908              270,092              209,353
====================================================================================================================================
Depreciation and amortization per class
 of asset:
                                                                                                          1999                 1998
                                                                                                           $                    $
Computer equipment and software                                                                          75,508               51,833
Office furniture and equipment                                                                            6,345                4,622
Production equipment                                                                                      3,750                    -
Leasehold improvements                                                                                    1,158                1,156
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         86,761               57,611
====================================================================================================================================

6.   Related Party Transactions

     (a) Amounts owing to the President and director of the Company and affiliated companies under the President's control are from short-term cash loans, are due on demand, unsecured and non-interest bearing. The Company intends on repaying a portion or all of these debts in the next fiscal year. These cash loans were recorded at their exchange amounts.

     (b) The President and director of the Company was also President and a director of World-Tel and Chief Executive Officer and a director of YesIC prior to their acquisition, see Note 4. These two business combinations were recorded at the fair value of shares issued at the time of acquisition which approximated fair value of shares being issued at the time to arms length parties for cash consideration.

     (c) Pursuant to a Management Agreement dated December 1, 1998 between IHI and a company related to the President of IHI, the Company is committed to pay management fees of $2,500 per month and rent and secretarial fees of $1,500 per month for a term of three years expiring December 1, 2001.

     (d) A partnership, of which a director of the Company is a partner, was paid $91,182 cash (1998 - $19,562) for legal services rendered during the year.

     (e) Certain officers and/or directors or Company's related to officers and/or directors of the Company have participated in various private placements from inception to date.

     (f) Finished goods inventory was acquired from a public company with common Presidents pursuant to a Marketing Agreement dated January 20, 1999. The Company has the exclusive worldwide rights to market the product over the Internet. The Company paid $25,000 for production equipment and $7,000 for certain components. The agreement is for five years subject to minimum annual sales criteria.


7.   Common Stock Issuances and Related Commitments

     Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations of IHI as they relate to stock based compensation plans and warrants issued to acquire common shares.

     Private Placements

     IHI approved and completed two private placements of units and issued 812,150 units at $0.75 per unit to raise $609,112. These units were issued between October and December, 1998. Each unit contained one share and one warrant to acquire one additional share at $1.00 if exercised between October and December, 1999. Of the 812,150 warrants issued 270,300 warrants were exercised as at May 31, 1999 for proceeds of $270,300 and 171,200 warrants were exercised subsequently for proceeds of $171,200.

     The proceeds of the above private placements were allocated 100% to the common shares issued; no amount was allocated to warrants as the warrant price was set higher than fair market value and there is a one year hold period on these shares and no market for the warrants.

     Stock Option Plan

     On June 30, 1997, and amended on May 21, 1999, IHI reserved 2,500,000 common shares pursuant to a stock option plan. On January 26, 1998 the Company granted stock options to certain directors and employees to acquire 725,000 shares at $0.50 per share expiring January 26, 2003. Stock options granted to certain employees to acquire 145,000 common shares at $0.50 per share were cancelled. Stock options were granted to certain directors, officers and employees to acquire 295,000 common shares at $0.75 per share expiring five years after grant date being between August 14, 2003 and February 23, 2004.

     May 31, 1998


      May 31,         Price        Granted         Exercised (E)             May 31,          Expiry Date
       1997             $             #            Cancelled (C)              1998
         #                                                                      #

          Nil          0.50        725,000              (145,000)(C)         580,000        January, 2003
      =======                      =======         =============           =========


     May 31, 1999

      May 31,         Price        Granted         Exercised (E)             May 31,          Expiry Date
       1998             $             #            Cancelled (C)              1999
         #                                                                      #

      580,000          0.50              -              (210,000)(E)         370,000        January, 2003
            -          0.75        295,000               (27,334)(E)         267,666        August, 2003 to February, 2004
            -          4.00        600,000                     -             600,000        May, 2004
      -------                      -------         -------------           ---------
      580,000                      895,000              (237,334)          1,237,666
      =======                      =======         =============           =========

     Subsequent to May 31, 1999

      May 31,         Price        Granted         Exercised (E)            August 31,          Expiry Date
       1999             $             #            Cancelled (C)              1999
         #                                                                      #

      370,000         0.50               -              85,000 (E)            285,000       January, 2003
      267,666         0.75               -              50,000 (E)            217,666       August, 2003 to February, 2004

      600,000         4.00         100,000                   -                700,000       May to June, 2004
                      5.00         275,000             150,000 (C)            125,000       June, 2004
    ---------                      -------             -------              ---------
    1,237,666                      375,000             285,000              1,327,666
    =========                      =======             =======              =========

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

    The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on January 26, 1998: risk free interest rate was 5.47%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between August 14, 1998 and February 23, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between May 19, 1999 and June 23, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends.

    If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the years ended May 31, 1999 and 1998 would have been as follows:

                                     1999        1998
                                      $           $
    Net loss
        As reported               (948,873)    (557,207)
        Pro forma                 (988,993)    (570,779)

    Basic net loss per share
        As reported                   (.18)        (.14)
        Pro forma                     (.18)        (.15)

8.  Commitments and Contingent Liability

    (a)  Commitments

         The Company is committed to making the following lease or contract payments for the next five fiscal years:





                                                    For the years ended May 31,
                                     -----------------------------------------------------

                                       2000        2001        2002       2003       2004
                                        $           $           $          $          $

Management consulting                 30,000      17,500          --         --         --
Equipment leases                      21,417          --          --         --         --
Licence fees                           8,333          --          --         --         --
Premises leases                       35,446      36,473      32,417     26,044     21,409
                                     ------------------------------------------------------
                                      95,196      53,973      32,417     26,044     21,409
                                     ======================================================

    (b)  Contingent Liability - Lawsuit

         A Writ of Summons and Statement of Claim was filed against the Company in the Supreme Court of British Columbia in April 1999 by a former employee and spouse of the employee (the "Plaintiffs"). The employee was retained by the Company as a consultant on or about December 1996 and was subsequently terminated for cause by the Company in December 1997. The Plaintiffs are seeking monetary damages related to the alleged remuneration pursuant to the agreement and a stock option between the Company and the employee. The total damages claimed amounts to $597,000 including alleged unpaid remuneration and a stock option benefit. The plaintiff's are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. This subsidiary operated at a net loss from operations during the period from acquisition in December 1996 to date. Management believes that the Plaintiff's alleged claim is without legal or factual basis and therefore have not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defence. The Company intends to vigorously defend this action.

9.  Segmented Information

    The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

    The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

    Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 the Company has begun expansion of its ISP business into 22 cities in the United States by setting up Virtual ISP's.

    The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $477,672 (1998 - $159,031) relating to such activities. The net loss relating to Internet activities in Canada amounted to $471,201 (1998 - $398,176).


10. Uncertainty Due to the Year 2000 Issue

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


11. Subsequent Events

    The Company has issued a further 171,200 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $171,200.

    A total of 135,000 shares have been issued pursuant to stock options exercised at between $0.50 per share and $0.75 per share for proceeds of $80,000.

    On June 23, 1999 stock options were granted to certain employees to acquire 100,000 shares at $4.00 per share and 275,000 shares at $5.00 per share, of which 150,000 were cancelled.

    Subsequent to May 31, 1999 the Company has raised $519,000, pursuant to an Offering Memorandum, and issued 129,750 units at $4.00 per unit which closed August 11, 1999. Each unit contained one common share and one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000 and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

NAME                  AGE     POSITION
John G. Robertson      58     President, Chief Executive Officer and a member
                              of the Board of Directors

James L. Vandeberg     56     Vice-President, Chief Operating Officer,
                              Secretary and a member of the Board of Directors

Jennifer Lorette       27     Vice-President, Chief Financial Officer,
                              Principal Accounting Officer and a member of the
                              Board of Directors

All Directors of the Company have served since the reverse takeover of the Company in February 1999. The Executive Officers were elected following the reverse takeover. All executive officers currently devote part-time to the operation of the Company. The other significant employees devote full-time to the operation of the Company.

There are no family relationships between any director or executive officer and any other director or executive officer.

          John G. Robertson - President, Chief Executive Officer and a Member of the Board of Directors

Since June 1997 Mr. Robertson has been President, Chief Executive Officer and a Director of the Company and its predecessor IHI. Mr. Robertson has been the President and Principal Executive Officer and a Director of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, which is developing a new type of antenna system, since its formation in 1994. Mr. Robertson has been the Chairman, President and Chief Executive Officer of REGI, U.S., Inc., an Oregon corporation traded on the OTC bulletin board, since July 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine (REGI U.S.'s principal product) since 1986. REGI U.S. is ultimately controlled by Reg Technologies Inc. Mr. Robertson is also the President and Founder of Teryl Resources Corp., a public company trading on the Vancouver Stock Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Flame Petro Minerals Corp., a public company trading on the Alberta stock Exchange with interests in oil and gas and gold prospects. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

          James L. Vandeberg - Vice-President, Chief Operating Officer and a Member of the Board of Directors

Mr. Vandeberg became Vice-President, Chief Operating Officer and a Director of the Company in February 1999. Mr. Vandeberg became a Director of IAS Communications, Inc., an Oregon corporation traded on the OTC bulletin board, in November 1998, and its Chief Operating Officer in August 1999. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Vandeberg Johnson & Gandara.
He has served as counsel to the Company and its predecessor IHI since 1997. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

          Jennifer Lorette - Vice-President, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Since June 1997 Ms. Lorette has been Vice-President, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors of the Company and its predecessor IHI. Since February 1995 Ms. Lorette has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1994 Ms. Lorette has been Vice President and Chief Financial Officer of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since April 1994 she has also been Vice President of Administration for Reg Technologies, Inc., a British Columbia corporation listed on the Vancouver Stock Exchange. REGI U.S. is ultimately controlled by Reg Technologies Inc. Since June 1994 Ms. Lorette has also been Chief Financial Officer and Vice President of Flame Petro-Minerals Corp.

     Other Significant Employees

          Cristian Rodriguez - Manager of Information Systems and Senior Network System Administrator

Mr. Rodriguez is 28 years old. He is the Manager of Information Systems and Senior Network System Adminstrator of the Company, and has held that position since joining the Company in 1996. Prior to that Mr. Rodriguez was a private consultant assisting clients with Internet services, networking and computer hardware. Mr. Rodriguez attended Vancouver Film School and received a

Certificate for 3D Animation.

          Kevin Brook - President Toronto Operating Unit

Mr. Brook is 40 years old. He is President of the Toronto operating unit, and has held that position since joining the Company in 1997. Prior to joining the Company he was a vice president at Bell Canada in the Global Link division.

          Jack Wasserman - Vice-President Toronto Operating Unit

Mr. Wasserman is 50 years old. He is Vice-President of the Toronto operating unit and has held that position since joining the Company in 1995. Prior to that Mr. Wasserman was an accountant with World Tel (Toronto) Internet, Inc. Mr. Wasserman received his accounting designation with Arthur Andersen and Company, in 1976 in the province of Ontario.

     Section 16(a) Beneficial Ownership Reporting Compliance

The Company's officers, directors and beneficial owners of more than ten percent of the Company's common stock did not have an obligation to file reports under
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended May 31, 1999, because the Company's registration statement on Form 10-SB became effective on June 14, 1999. Due to a misunderstanding regarding the effective status of the Company's Form 10-SB, the Company's officers, directors and beneficial owners of more than ten percent of the Company's common stock did not timely file their initial statements of beneficial ownership of securities on Form 3 due on June 14, 1999.

Item 10.  Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to Mr. Robertson for the designated fiscal years. No executive officer had an annual salary and bonus in excess of $100,000 during the past three fiscal years. The information contained in the table relates to the Company's predecessor (now its subsidiary) prior to the February 1999 reorganization. Pursuant to paragraph
(a)(5) of Item 402 of Regulation S-B, the table omits columns that are not applicable to Mr. Robertson's compensation.

                          SUMMARY COMPENSATION TABLE

           (a)                          (b)              (e)                   (g)
                                                                           Securities
                                                    Other Annual           Underlying
Name and Principal Position             Year       Compensation ($)     Options/SARs (#)

John G. Robertson, President and
   Chief Executive Officer              1999         575,500 (1)             300,000
                                        1998          48,000 (2)             150,000
                                        1997          30,000 (3)

(1) On February 23, 1999 Mr. Robertson exercised 150,000 stock options with an exercise price of $0.50per share. Based on the closing market price of the Company's stock of $3.75 on February 24, 1999, its first day of trading, according to rules of the Securities and Exchange Commission the exercise resulted in compensation to Mr. Robertson of $487,500.

     The Company paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. The Company has disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

(2) The Company paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. The Company has disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

(3) The Company paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month from inception (October 15, 1996). Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. The Company has disclosed the entire amount of these payments, $30,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

The following table sets forth certain information concerning grants of stock options pursuant to stock option plans to the named Executive Officer during the year ended May 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               Individual Grants

            (a)                    (b)             (c)            (d)             (d)             (e)
                                             % of Total
                              Number of       Options/                      Market Price
                              Securities    SARs Granted                         of
                              Underlying    to Employees                    Underlying
                               Options/       in Fiscal      Exercise       Security on      Expiration
Name                         SARs Granted       Year          Price         Grant Date          Date
---------------------------------------------------------------------------------------------------------
John G. Robertson              300,000         50.4%           $4.00           $4.50         May 21, 2004

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officer during the year ended May 31, 1999 and stock options held at year end.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

        (a)                     (b)              (c)                 (d)                   (e)

                                                             Number of Securities
                                                                  Underlying           Unexercised
                                                                  Unexercised       In-the-Money
                                                                Options/SARs at            Options/SARs at
                                                                  FY-End (#)            FY-End ($)
                               Shares
                             Acquired on    Value Realized       Exercisable/          Exercisable/
Name                        Exercise (#)          ($)            Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------

John G. Robertson             150,000          487,500            300,000/-0-         -0-(1)/-0-

(1) Mr. Robertson's 300,000 options were not in-the-money based on the May 28, 1999 closing price of $3.75 for the Company's common stock.

The Company does not have any Long Term Incentive Plans. Directors receive no compensation for their service as such, although they do receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors. In addition to the options granted to Mr. Robertson, Ms. Lorette and Mr. Vandeberg each were granted options to purchase 50,000 shares of the Company's common stock, due in part to their service as directors. Ms. Lorette's options, granted during fiscal year 1998, are fully vested, have an exercise price of $0.50 per share and must be exercised by January 26, 2003.
Mr. Vandeberg's options, granted during fiscal year

1999, are fully vested, have an exercise price of $0.75 per share and must be exercised by January 18, 2004. The Company has no obligation or policy to grant stock options to directors.

The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors.

The Company does not have any employment contracts, termination of employment and change of control arrangements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 1999 and assuming exchange of all shares of PrivCo for shares of the Company as of February 23, 1999, the outstanding Common Stock of the Company owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was know by the Company to own beneficially, more than 5% of the Company's Common Stock, and the shareholdings of all Executive Officers and Directors as a group.


                                                                        Percentage of
 Name                                                    Shares Owned   Shares Owned
--------------------------------------------------------------------------------------
John G. Robertson (1)(2) President and member of
the Board of Directors                                     3,209,000        46.7%
--------------------------------------------------------------------------------------
Jennifer Lorette (1)(3)
Executive Vice President, Secretary/Treasurer,
Chief Financial Officer and Principal Accounting
Officer, and member of the Board of Directors                149,500         2.2%
--------------------------------------------------------------------------------------
James L. Vandeberg (1)(3), member of the Board of
Directors                                                     76,000         1.1%
--------------------------------------------------------------------------------------
Robertson Family Trust (4)                                 2,614,000        38.0%
--------------------------------------------------------------------------------------
Access Information Systems Inc. (5)                          564,000         8.2%
--------------------------------------------------------------------------------------
Kevin Brook (6)                                              405,000         5.9%
--------------------------------------------------------------------------------------
Jack Wasserman (6)                                           430,000         6.3%
--------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS
AS A GROUP (Three Individuals) (7)                         3,434,500        50.0%
--------------------------------------------------------------------------------------

Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) These individuals are the Executive Officers and Directors of the Company and may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the 1933 Act.

(2) Includes 2,614,000 shares owned or controlled by the Robertson Family Trust, 70,000 shares owned of record by SMR Investments, Ltd, a corporation controlled by Susanne Robertson, wife of Mr. Robertson, 20,000 shares owned of record by Mrs. Robertson, and 300,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as the Company's.

(3) Includes 50,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's. Mr. Vandeberg's address is Vandeberg Johnson & Gandara, One Union Square, Suite 2424, Seattle, Washington.

(4) Includes 564,000 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada. The trust acts by majority vote of its three trustees: (1) Mr. Robertson;
     (ii) Susanne Robertson, Mr. Robertson's wife, 4040 Amundsen Place, Richmond, BC V7C 4L8; and (iii) Eric Hanson, 4620 Britannia St., Richmond, B.C. The sole beneficiary is Kelly Robertson, daughter of Mr. and Mrs. Robertson, #401 12633 No. 2 Road, Richmond, B.C. V7E 6N5.

(5) Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada.

(6) Includes 75,000 options that are currently exercisable. Messrs. Brook's and Wasserman's address is the same as the Company's.

(7) Includes 400,000 options that are currently exercisable. Also see Note (2) above regarding share ownership attributed to Mr. Robertson.

         Changes in Control

There are no arrangements known to the Company the operation of which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

At May 31, 1999 and 1998 the Company owed the amounts set forth below to the following affiliated companies:

                                            May 31,
                                   ------------------------
Affiliate                            1999           1998         Nature of Affiliation
--------------------------         ---------      ---------      -------------------------------
Access Information Systems         $  50,554      $  37,500      (1)
JGR Petroleum, Inc.                $   6,000      $  27,155      Controlled by John G. Robertson
Reg Technologies, Inc.             $  12,895      $   2,285      (2)
SMR Investment Ltd                 $  33,527      $ 199,414      (3)

(1) See Item 11, Security Ownership of Certain Beneficial Owners and Management, the table thereunder and the notes thereto.

(2) Reg Technologies Inc. is a British Columbia corporation listed on the Vancouver Stock Exchange. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

(3) Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

The indebtedness is unsecured and non-interest bearing.

Vandeberg Johnson & Gandara, a law firm in which James L. Vandeberg, a Director, is a partner, was paid $91,182 for legal services during the year ended May 31, 1999.

Mr. Robertson and Ms. Lorette could be considered promoters of the Company.

Their interests in the Company, including the details of their stock options, are disclosed above. See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation".

Item 13. Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

   Exhibit No.    Description                                                       Page No.
----------------  -------------------------------------------------------------   ------------
      2.1*        Agreement and Plan of Reorganization between the Company and
                    Information Highway, Inc.

      4.1*        Specimen Share Certificate for Common Stock

      4.2*        Form of Warrants

      4.3*        Stock Option Plan

      4.4*        Form of Stock Option Agreement

      10.1        VPOP Service Agreement between MetroNet Communications and
                  YesIC Communications

      10.2        Level 3 Communications Terms and Conditions for Delivery of
                  Service

      10.3        ADSL Service Agreement dated August 24, 1999, by and between
                  Bell Atlantic Network Integration, Inc. and
                  Information-Highway.com, Inc.

      27.1        Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

    (b)   Reports on Form 8-K.

None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFORMATION-HIGHWAY.COM, INC.


                                      By: /s/ John G. Robertson
                                          -----------------------------
                                          John G. Robertson, President
                                          Chief Executive Officer and Director


Dated: October 5, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                              Date
---------                                    -----                              ----

/s/ John G. Robertson                         President, Chief                  10/5/99
-------------------------------------------   Executive Officer
(John G. Robertson)                           and Director



/s/ James L. Vandeberg                        Vice President, Chief             10/5/99
-------------------------------------------   Operating Officer, Secretary
(James L. Vandeberg)                          and Director



/s/ Jennifer Lorette                          Vice President,                   10/5/99
-------------------------------------------   Chief Financial Officer
(Jennifer Lorette)                            Principal Accounting
                                              Officer and Director

                                 EXHIBIT INDEX


  Exhibit No.    Description
---------------  -----------------------------------------------------------

     2.1*        Agreement and Plan of Reorganization between the Company and
                   Information Highway, Inc.

     4.1*        Specimen Share Certificate for Common Stock

     4.2*        Form of Warrants

     4.3*        Stock Option Plan

     4.4*        Form of Stock Option Agreement

     10.1        VPOP Service Agreement between MetroNet Communications and
                 YesIC Communications

     10.2        Level 3 Communications Terms and Conditions for Delivery of
                 Service

     10.3        ADSL Service Agreement dated August 24, 1999, by and between
                 Bell Atlantic Network Integration, Inc. and Information-Highway.com,
                 Inc.

     27.1        Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.