Form 10QSB
period 1999-08-31
INFORMATION HIGHWAY COM INC
filed 1999-10-15
CIK 1081240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1999
                               ---------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

Commission File No. 0-25773
                   ---------

                         INFORMATION-HIGHWAY.COM, INC

       (Exact name of small business issuer as specified in its charter)

Florida                                                        65-0154103
-------                                                    ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            185-10751 Shellbridge Way, Richmond, BC Canada  V6X 2W8
        ---------------------------------------------------------------
                   (Address of principal executive offices)
                                (604) 278-5996

                          --------------------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 12, 1999 - 6,906,901 shares of common stock, $.0001 par value were outstanding. A further 164,500 common shares, not yet issued, are allotted pursuant to a share exchange agreement explained further in Part I, Item 2 of this report. Total shares outstanding and allotted as of October 12, 1999 are 7,071,401.

Transitional Small Business Disclosure Format (Check one):  YES     NO  X

                                     INDEX


PART I -- Financial Information                                                                              Page
Item 1.  Consolidated Financial statements................................................................      2
-------  ---------------------------------

Consolidated Balance Sheets as of August 31, 1999 and May 31, 1999........................................      3

Consolidated Statements of Operations for the three months ended August 31, 1999 and 1998.................      4

Consolidated Statements of Cash Flows for the three months ended August 31, 1999 and 1998.................      5

Notes to the Consolidated Financial Statements............................................................      6


Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition............   7-12
------   -------------------------------------------------------------------------------------

PART II -- Other Information..............................................................................  13-14

Signatures................................................................................................     16

PART I - Financial Information

Item 1.  Consolidated Financial statements
-------  ---------------------------------

Information-Highway.com, Inc.

Consolidated Balance Sheets

                                                                    August 31,           May 31,
                                                                      1999                1999
                                                                   (unaudited)         (audited)
                                                                        $                  $
                                     Assets
Current Assets
     Cash                                                              435,314            37,622
     Inventory                                                           9,695             9,695
     Prepaid expenses                                                  265,181            70,487
     Due from related parties                                           31,444                 -
                                                                       741,634           117,804
Fixed Assets                                                           336,481           270,092
Goodwill                                                                88,989           134,848
Total Assets                                                         1,167,104           522,744
------------------------------------------------------------------------------------------------
                      Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                  220,910           267,279
     Accrued liabilities                                                78,552            65,151
     Deferred revenues                                                  35,864            34,049
     Advances from related parties                                           -            65,186

                                                                       335,326           431,665
Stockholders' Equity
Common Stock, 50,000,000 shares authorized,
     par value $.0001 per share, 7,058,401 and
     6,469,951 issued and outstanding respectively                         706               647

     Additional Paid in Capital                                      2,954,242         1,698,351

     Common Stock allotted and issued subsequently
     (nil and 35,000 shares respectively)                                    -            50,000
                                                                     2,954,948         1,748,998
Preferred Stock, 10,000,000 shares authorized, par value
$.0001 per share, none issued                                                -                 -
Translation adjustments                                                 (2,060)           (1,145)
                                                                     2,952,888         1,747,853
Accumulated Deficit                                                 (2,121,110)       (1,656,774)
Total Stockholders' Equity                                             831,778            91,079
Total Liabilities and Stockholders' Equity                           1,167,104           522,744
------------------------------------------------------------------------------------------------

Information-Highway.com, Inc.

Consolidated Statements of Operations

(unaudited)

                                                Three months ended
                                                    August 31,

                                            1999                 1998
                                              $                    $
Revenues                                   293,288              269,506
Cost of Revenues                           213,464              179,904

Gross Profit                                79,824               89,602

Operating Expenses
 Marketing and sales                        63,516               40,223
 General and administrative                421,200              111,896
 Product development                        59,444               32,325

Total Operating Expenses                   544,160              184,444

Net loss                                   464,336               94,842
-----------------------------------------------------------------------
Historical basic and dilutive
 net loss per share                            .07                  .02
-----------------------------------------------------------------------
Weighted average shares used
 to compute basic and historical
 net loss per share                      6,740,000            4,766,000
-----------------------------------------------------------------------

Diluted loss per share has not been presented separately as the result is anti dilutive.

Consolidated Statements of Cash Flows

(unaudited)

                                                                              Three months ended
                                                                                   August 31,
                                                                             1999            1998
                                                                               $               $
Cash Flows to Operating Activities
  Net loss                                                                 (464,336)        (94,842)
  Adjustments to reconcile net loss to cash
     Depreciation and amortization                                           25,972          14,217
     Amortization of goodwill                                                45,859          39,936
     Shares paid for services                                               286,000               -
  Change in non-cash working capital items
     Decrease in accounts receivable                                              -           4,442
     (Increase) decrease in prepaid expenses                                (18,694)            220
     Decrease in accounts payable and accruals                              (32,968)        (35,901)
     Increase in unearned revenue                                             1,815           9,567
Net Cash Used in Operating Activities                                      (156,352)        (62,361)
Cash Flows from Financing Activities
  Increase in common stock                                                  743,950          66,000
  Increase (decrease) in advances from related parties                      (96,630)         17,267
Net Cash from Financing Activities                                          647,320          83,267
Cash Flows to Investing Activities
  Increase in capital assets acquired                                       (93,997)              -
Net Cash to Investing Activities                                            (93,997)              -
Translation adjustments                                                         721             591
Increase in cash during the period                                          397,692          21,497
Cash - beginning of period                                                   37,622          35,699
Cash - end of period                                                        435,314          57,196
---------------------------------------------------------------------------------------------------
Non-Cash Financing Activities

  125,000 shares were issued for services at a
  fair market value of $3.52 per share, 40% of
  which was a prepaid expense at August 31, 1999                            440,000               -

  2,500 shares were issued for services
  at a fair market value of $8.80 per share                                  22,000               -
                                                                            462,000               -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid for interest                                                          -               -
  Cash paid for income taxes                                                      -               -
---------------------------------------------------------------------------------------------------

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

     Pursuant to a letter agreement dated February 17, 1999, the Company completed an Agreement and Plan of Reorganization with Information Highway, Inc., herein "IHI", whereby a business combination was completed and all of the outstanding common stock of Information Highway, Inc. was, or will be, exchanged for common shares of the Company representing a change of control of the Company by way of reverse takeover. As part of the Plan of Reorganization the Company's name was changed to Information-Highway.com, Inc.

     IHI was incorporated in the State of Washington on October 15, 1996. Prior to the reverse takeover IHI acquired three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

2.   Basis of Presentation

     Consolidated Financial Statements

     These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns three consolidated, wholly-owned, Canadian subsidiaries. As IHI was the acquirer in a reverse takeover business combination culminating on February 17, 1999, its fiscal year-end of May 31 will be the Company's new fiscal year-end and the business of IHI will be the business reported for all comparative purposes, including the statements of operations and cash flows. Prior to the reverse takeover transaction the Company's fiscal year end was December 31.

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

     Adjustments

     These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

The Company conducts its operations through Information Highway, Inc. ("IHI"), a Washington corporation, a wholly-owned US subsidiary, which in turn owns three wholly-owned Canadian subsidiaries. In February 1999, IHI engaged in a reverse takeover of Florida Venture Fund, Inc. ("FVFI"), a Florida corporation. As a result of the reverse takeover, the shareholders of IHI came to own approximately 95% of the outstanding shares of FVFI. In connection with the reverse takeover, FVFI changed its name to Information-Highway.com, Inc. and is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY).

Effect of Reorganization

The reverse takeover was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of October 12, 1999, 2,240,150 of the remaining 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to October 12, 1999, approximately 97% of IHI shares had been exchanged. The Company has allotted 164,500 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI. IHI paid $100,000 to the controlling shareholder of the Company as a finder's fee and to effect the Agreement and Plan of Reorganization.

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

Although planned principal activities have started producing significant revenues, in its effort to rapidly expand infrastructure and network services and develop the Executive Site(TM), the Company has suffered net losses each quarter to August 31, 1999. At August 31, 1999, its accumulated deficit was $2.1 million. The Company expects to incur substantial operating losses, net losses and negative operating cash flow for the foreseeable future.

        Revenues

Revenue consists of mainly the provision of Internet dial-up services. The Company receives limited revenue from web-site customization, development and hosting, banner advertisements, and e-commerce commission revenue.

Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customer deposits for Internet dial-up services to be provided in the future are treated as deferred revenues.

The following factors affect the Company's revenue:
     . Service Offering - The Company derives most of its operating revenue from the ISP service it provides to its customers;
     . Penetration of Target Markets - The Company selects certain target markets in which it will offer its services and commit corresponding resources for marketing and infrastructure. The Company bases its target market assessment on two years of research and development through its involvement in the Internet industry. Because the Company does not have a universal presence on the Internet as an ISP, its ability to achieve market penetration in the target markets it selects to serve has a significant effect on the Company's ability to maintain and increase its revenues;
     . Turnover - Maintaining market penetration successes by minimizing customer turnover also has a significant effect on the Company's ability to maintain and increase its revenues. To date, customer turnover has been satisfactory. The Company expects customer turnover to increase in the future as competition intensifies. The Company expects that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch their ISP;
     . Executive Site(TM) - Executive Site(TM) revenues, which to date are mostly from advertising, are not yet material to the Company's total revenues. The Company expects that advertising and e-commerce commission revenues related to the Executive Site(TM), as well as fee-based revenues from customized Executive Site licensees, will grow in the future, both in dollar amount and as a percentage of the Company's total revenues.

        Cost of Revenues

Cost of revenues consists primarily of the cost of serving the Company's Internet dial-up service customers and the cost of customizing and developing web-sites for customers. These costs include salaries for technical support and customer service, depreciation of Internet dial-up and web-site hosting equipment, license fees, equipment leasing costs, telephone line costs and rent to house equipment and staff directly involved in serving customers.

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

Results of Operations for the Quarter Ended August 31, 1999 as Compared to the Quarter Ended August 31, 1998

        Revenues

Revenues increased by $23,000 (9%) to $293,000 from $270,000 in the comparative quarter. This increase is due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site(TM), the Company anticipates that the dollar amount of future revenues will increase over current levels.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers and reselling Executive Site information and service modules pursuant to license agreements.

          Cost of Revenues

Cost of revenues increased by $33,000 (18%) to $213,000 from $180,000 in the comparative quarter. The increase was primarily due to salaries and consulting fees of $48,000 as compared to $30,000 in the comparative quarter. The largest components of cost of revenues are telephone costs of $62,000 as compared to $61,000 in the comparative quarter; and Internet and license fees of $59,000 as compared to $56,000 in the comparative quarter. The increases in these costs are reflective of the increase in the Company's subscriber base.

          Gross Profit

Gross profit was $80,000 (27%) in the quarter ended August 31, 1999 as compared to $90,000 (33%) in the comparative quarter. With increased competition in the Internet Service Provider industry there has been increased pressure to reduce fees for new subscribers and renewing subscribers. This unit reduction of fees results in lower gross profit percentages as there is not a reciprocal decrease in cost to service its customers. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

          Marketing and Sales Expenses

Marketing and sales expenses increased by $24,000 (60%) to $64,000 from $40,000 in the comparative quarter. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications which increased by $12,000 to $28,000 from $16,000 in the comparative quarter. The other major component of marketing and sales is salaries, which increased by $8,000 to $22,000 from $14,000 in the comparative quarter.

          General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities have increased by $309,000 to $421,000 from $112,000 in the comparative quarter.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $306,000 to $331,000 from $25,000 in the comparative quarter. As a result of the reverse takeover during February, 1999, the Company now is incurring expenses relating to being an active operating public company and is incurring additional expenses relating to investor relations and financial consulting. Investor relations and financial consulting increased by $273,000 to $281,000 as compared to $8,000 in the comparative period. The major component of this increase was $264,000 paid in shares to a non-related company for Internet-based marketing and financial consulting services. The increase in corporate overhead expenses of approximately $42,000 that was not covered by equity issuances was spread fairly evenly across office, rent and telephone expenses, salaries and management fees, and travel.

General and administrative expenses relating to Internet business-related activities increased by $3,000 (3%) to $90,000 from $87,000 in the comparative quarter.

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

Product development expenses increased by $37,000 (84%) to $59,000 from $32,000 in the comparative quarter. The major component of the increase in product development expenses was salaries and consulting fees of $50,000 ($22,000 was a one-time payment for completion of the Voice over IP project) as compared to $25,000 in the comparative quarter.

          Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $12,000 to $26,000 as compared to $14,000 in the comparative period.

Purchased goodwill will be amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill will be fully amortized during the current fiscal year.

The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

          Net Loss for the Quarter Ended August 31, 1999 as Compared to the Quarter Ended August 31, 1998

The Company's net losses have come mainly from overhead costs associated with organization, restructuring and financing start-up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. The only operating activities conducted in the United States thus far were expenses incurred in the going public process including investor relations and professional fees. The Company's head office is in Richmond, BC, Canada, which does not conduct any business related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $331,000 as compared to $25,000 in the comparative quarter, relating to such activities. The net loss relating to Internet activities amounted to $133,000 as compared to $70,000 in the comparative quarter.

Liquidity and Financial Resources

The Company has historically satisfied its capital needs by borrowing from affiliates and by issuing equity securities. It has also used these sources to provide a portion of its operating cash requirements to make up for a cash shortfall from operating activities. During the quarter ended August 31, 1999, the Company used $744,000, generated by issuing equity securities, to fund its operating cash shortfall of $156,000, to repay borrowings from affiliates of $97,000, to make capital expenditures of $94,000 and to increase its cash position by $398,000 to $435,000. The operation, development and expansion of the Company's business will likely require additional capital infusions for the foreseeable future.

The Company has working capital, as at August 31, 1999, of $406,000, and will require additional funds to finance its ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. The Company plans to manage its payables balances and satisfy its operating and capital needs partially by generating cash (although at a shortfall) through its operating activities and partially through sales of equity securities.

The Company will require additional financing in order to carry out its business plan as proposed. The Company's capital requirements may vary based upon: the timing and success of its roll out and as a result of regulatory, technological and competitive developments; demand for the Company's services or its anticipated cash flow from operations is less or more than expected; the Company's development plans or projections changing or proving to be inaccurate; it engaging in any acquisitions; or it accelerating deployment of its network services or otherwise altering the schedule or targets of its roll out plan. The Company is not presently considering any specific business acquisition.

In their report on the Company's financial statements for the years ended May 31, 1999 and 1998, the Company's auditors have expressed doubt about the Company's ability to continue in business as a going concern. The Company will need additional funds to continue in business and to implement its business plan as proposed, which it may not be able to obtain. Equity or debt financing may not be available to the Company on terms acceptable to the Company, or at all.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. The Company's strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to its agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. The Company may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. The Company expects its capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of its defined markets. The Company made capital expenditures of $94,000 in the current quarter, principally to acquire hardware related to the development and maintenance of the Executive Site.

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

The Company's online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Its internal systems, including those used to deliver its services, utilize third-party hardware and software. The Company has begun the process of contacting the vendors of these infrastructure products in order to gauge their year 2000 compliance. Based on vendors' representations received thus far, the Company believes that the third-party hardware and software it uses is year 2000 compliant, although it has not heard from all of these vendors. Bell Atlantic has indicated in writing that most of its systems are Year 2000 compliant, although it is still remediating some Year 2000 issues using a combination of Bell Atlantic's internal technical staff, Year 2000 consultants and outsourcing to Year 2000 service providers. Level 3 Communications has confirmed in writing to the Company that it will be "Year 2000 Ready" on or before January 1, 2000. "Year 2000 Ready" means that the Level 3 Network will operate properly during and after January 1, 2000, including any leap year calculations. The Company has verbally confirmed with MetroNet that their Internet access facilities used by the Company are Year 2000 compliant. The Company is in the process of obtaining written confirmation of these representations.

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

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c)  Recent Sales of Unregistered Securities.

     Set forth below is information regarding the issuance and sales of securities of the Company without registration during the quarter ended August 31, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

     (1) Beginning March 31, 1999, the Company conducted an offering of units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000, and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. After May 31, 1999, 124,750 units were issued at $4.00 per unit for total proceeds of $499,000. The offer and sale of the units were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company furnished to purchasers in a timely manner an Offering Memorandum and financial information, limited the manner of the offering, promptly filed notices of sales, and limited the number of non-accredited investors to 5 investors. If the foregoing exemptions are not available, the Company believes that $72,600 of these sales were also exempt under Regulation S under the Securities Act of 1933, due to the foreign nationality of the relevant purchasers.

     (2) In connection with the reorganization of the Company in February 1999, the Company assumed contractual obligations of one of its subsidiaries under outstanding warrants to issue shares of common stock for $1.00 per share. During the quarter ended August 31, 1999, the Company issued 156,200 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $156,200. The sale of the shares was exempt from registration under Regulation S and under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company provided disclosure to each of the warrant holders in connection with the reorganization of IHI and the Company. Each of the warrant holders owned shares of IHI that they have now exchanged for shares of the Company. During the quarter ended August 31, 1999, the Company issued shares to 12 purchasers, of which 1 was a foreign citizen whose purchase was covered by Regulation S. Through September 30, 1999, when the Company determined not to issue any further shares to non-accredited investors pursuant to the warrants until such time as the shares could be registered, the Company issued shares to 45 purchasers, of which 7 were accredited investors and 7 were foreign citizens whose purchases were covered by Regulation S. All of the shares issued pursuant to the warrant exercises bear a legend indicating that they are restricted securities. $10,000 of these sales during the quarter ended August 31, 1999 were exempt under Regulation S under the Securities Act of 1933 due to the foreign nationality of the relevant purchaser.

     (3) During the quarter ended August 31, 1999, the Company issued 85,000 shares pursuant to options exercised at $0.50 per share for total proceeds of $42,500. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants. If the foregoing exemptions are not available, the Company believes that all $42,500 of these sales were also exempt under Regulation S under the Securities Act of 1933 due to the foreign nationality of the relevant purchasers.

     (4) On February 23, 1999 the Company began an offer to certain shareholders of Information Highway, Inc. ("IHI") to exchange 834,000 shares of their unrestricted IHI common stock for 834,000 shares of the Company's common stock exempt from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. Upon discovery that 3 investors who had made deposits in the IHI offering that formed the shareholder base for this offering had not been issued their IHI shares, this offering was expanded to 854,000 shares to include the 20,000 shares purchased by those investors. Of the 20,000 shares identified, 5000 were issued during the quarter ended August 31, 1999. The Company's shares were valued at $0.75 per share, the price per unit that IHI had obtained in its most recent offering of securities, in which IHI offered units consisting of one share of unrestricted common stock and one warrant for $0.75 per unit.

     (5) In July 1999 the Company issued 125,000 shares to IP Equity, Inc. for marketing and financial consulting services. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933.

     (6) In July 1999 the Company issued 2,500 shares to Erik Lagerway in connection with his successful completion of the Company's Internet portal telephony project. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933.
          If the foregoing exemption is not available, this sale was exempt under Regulation S under the Securities Act of 1933 due to Mr. Lagerway's foreign nationality.

Item 6. Exhibits and Reports on Form 8-K.

   (a)       Exhibits.

 Exhibit No.     Description                                           Page No.
-------------    --------------------------------------------------   ----------

      4.1*       Specimen Share Certificate for Common Stock

      4.2*       Form of Warrants ($1.00)

      4.3*       Stock Option Plan

      4.4*       Form of Stock Option Agreement

      4.5**      Form of Warrants ($4.00 and $6.00)

     10.1        IP Equity Marketing and Financial Consulting
                    Agreement

     10.2***     ADSL Service Agreement dated August 24, 1999, by
                    and between Bell Atlantic Network Integration, Inc. and Information-Highway.com, Inc.

     27.1        Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

**    Incorporated by reference from Amendment No. 1 to the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 12, 1999.

***   Incorporated by reference from the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 6, 1999.

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 14, 1999      INFORMATION-HIGHWAY.COM, INC


                         By:/s/ John G. Robertson
                            ----------------------------------------------------
                            John G. Robertson, President (Principal Executive
                             Officer)

                                 EXHIBIT INDEX

 Exhibit No.     Description                                           Page No.
-------------    ---------------------------------------              ----------

      4.1*       Specimen Share Certificate for Common Stock

      4.2*       Form of Warrants ($1.00)

      4.3*       Stock Option Plan

      4.4*       Form of Stock Option Agreement

      4.5**      Form of Warrants ($4.00 and $6.00)

     10.1        IP Equity Marketing and Financial Consulting
                    Agreement

     10.2***     ADSL Service Agreement dated August 24, 1999, by
                    and between Bell Atlantic Network Integration, Inc. and Information-Highway.com, Inc.

     27.1        Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

**    Incorporated by reference from Amendment No. 1 to the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 12, 1999.

***   Incorporated by reference from the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 6, 1999.