Form 10QSB/A
period 1999-02-28
INFORMATION HIGHWAY COM INC
filed 1999-10-29
CIK 1081240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              AMENDMENT NO. 1 TO

                                 FORM 10-QSB/A

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


                        YES     X         NO
                            ---------         ---------

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

(i) On February 23, 1999 the Company issued a total of 499,000 shares of common stock to certain shareholders of PrivCo in exchange for 499,000 shares of IHI. The issuance of the common stock was exempt from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, as amended. The Company's shares were valued at $0.75 per share, the price per Unit that IHI had obtained in its most recent offering of securities, in which IHI offered Units consisting of one share of unrestricted common stock and one warrant for $0.75 per Unit. If the exemption under Rule 504 of Regulation D is not available, the Company believes that this offering was also exempt under Regulation S and
      Section 4(2) under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant shareholders of IHI, their prior contacts with IHI and its management, and the limited number of investors
      (four).

(ii) On February 23, 1999, the Company issued a total of 2,736,000 shares of common stock to certain shareholders in exchange for 2,736,000 shares of IHI common stock. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S and Section 4(2) of the Securities Act of 1933, as amended, due to the foreign nationality of the relevant shareholders of IHI, their prior contacts with IHI and its management, and the limited number of investors (six).

(iii) On February 23, 1999 the Company began an offer to certain shareholders of IHI to exchange 834,000 shares of their unrestricted IHI common stock for 834,000 shares of the Company's common stock exempt from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, as amended. Upon discovery that three investors who had made deposits in the IHI offering set forth in item (a) below had not been issued their IHI shares, this offering was expanded to 854,000 shares to include the 20,000 shares purchased by those investors. Of the 20,000 shares identified, 15,000 were issued in the fiscal year ended May 31, 1999, and 5,000 were issued after May 31, 1999. The Company's shares were valued at $0.75 per share, the price per Unit that IHI had obtained in its most recent offering of securities, in which IHI offered Units consisting of one share of unrestricted common stock and one warrant for $0.75 per Unit. As of August 31, 1999, all but 37,000 shares had been exchanged. The offerees consisted of the IHI shareholders who purchased units in IHI as described in item (a), below, and two affiliates who had acquired IHI shares in the Yes IC acquisition (February 1997). If the exemption under Rule 504 of Regulation D is not available, the Company believes that 221,000 shares (which includes the shares of the two affiliates) from this offering will also be exempt under Regulation S due to the foreign nationality of the shareholders.

(iv) On February 23, 1999, the Company began an offer to certain shareholders of IHI to exchange 1,570,650 shares of their restricted IHI common stock for 1,570,650 shares of the Company's common stock exempt from registration under Rule 506 of Regulation D, Regulation S and Section 4(2) of the Securities Act of 1933, as amended. The Company furnished to purchasers in a timely manner an Exchange Offering Memorandum and financial information, limited the manner of the offering, promptly filed notices of sales, and limited the number of domestic non-accredited investors to 2. If the exemptions under Rule 506 and Section 4(2) are not available, the Company believes that 1,151,000 shares from this offering will also be exempt under Regulation S due to the foreign nationality of the shareholders.

(v) In February 1999, the Company issued 5,000 shares to David Williamson Associates Ltd. for marketing and investor relations services in the UK. The offer and sale of the shares were exempt from registration under
      Section 4(2) of the Securities Act of 1933. If the foregoing exemption is not available, this sale was exempt under Regulation S under the Securities Act of 1933 due to the purchaser's foreign nationality.

In addition, set forth below is information regarding the issuance and sales of securities of Information Highway, Inc. without registration during the quarter ended February 28, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.


(1) In January 1999, IHI concluded an offering of units pursuant to an Offering Memorandum. Each unit consisted of one common share and one warrant to acquire an additional share at $1.00 per share by December 30, 1999. Due to a mixup in connection with changing its bank, the Company inadvertently overlooked deposits of $15,000 received during the offering for an additional 20,000 units. Including these units that should have been issued at the closing of the offering, a total of 754,000 units were issued at $0.75 per unit for total proceeds of $565,500. The offer and sale of the units were exempt from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. If the exemption under Rule 504 of Regulation D is not available, $90,750 of these sales were exempt under Regulation S under the Securities Act of 1933 due to the foreign nationality of the purchasers.

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

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits.

   Exhibit No.         Description                               Page No.
-----------------      -------------------------------------  ---------------
       2.1*            Agreement and Plan of Reorganization
                       between the Company and Information
                       Highway, Inc.

       4.1*            Specimen Share Certificate for Common
                       Stock

       4.2*            Form of Warrants

       4.3*            Stock Option Plan

       4.4*            Form of Stock Option Agreement

      10.1**           VPOP Service Agreement between MetroNet
                       Communications and YesIC Communications

      27.1***          Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.


**    Incorporated by reference from the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 6, 1999.


***   Previously filed.

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 29, 1999            INFORMATION-HIGHWAY.COM, INC


                         By: /s/ John G. Robertson
                             -----------------------------------------------
                             John G. Robertson, President (Principal
                             Executive Officer)

                                 EXHIBIT INDEX


    Exhibit No.        Description                                Page No.
--------------------   ------------------------------------   -----------------
        2.1*           Agreement and Plan of Reorganization
                       between the Company and
                       Information Highway, Inc.

        4.1*           Specimen Share Certificate for
                       Common Stock

        4.2*           Form of Warrants

        4.3*           Stock Option Plan

        4.4*           Form of Stock Option Agreement

       10.1**          VPOP Service Agreement between MetroNet
                       Communications and YesIC Communications

       27.1***         Financial Data Schedule

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.


**     Incorporated by reference from the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 6, 1999.


***    Previously filed.