Form 10KSB/A
period 1999-05-31
INFORMATION HIGHWAY COM INC
filed 1999-11-12
CIK 1081240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                      TO
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

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

Transitional Small Business Disclosure Format (Check one):
Yes    No  X
______________________________________________________________________________

                                    PART I

Item 1.  Description of Business.


Part I, Item 1, Description of Business, on pages 1 through 11 of Amendment No. 1 to the Company's registration statement on Form 10-SB/A filed with the Commission on October 12, 1999, is hereby incorporated by reference as though set forth here in its entirety.

Item 2.  Property.

Part I, Item 3, Property, on page 26 of Amendment No. 1 to the Company's registration statement on Form 10-SB/A filed with the Commission on October 12, 1999, is hereby incorporated by reference as though set forth here in its entirety.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


There is a limited public market for the Common Stock of the Company which currently trades on the OTC Bulletin Board under the symbol "IHWY" where it has been traded since February 24, 1999. The high and low bid prices for the Company's stock each quarter, through May 31, 1999, as reported by Nasdaq Trading & Market Services, are as follows:

                                          Bid Price
                                       High       Low
                                       -----     -----
Quarter ended February 28, 1999      $ 7.375    $0.00
Quarter ended May 31, 1999           $12.50     $3.375

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of August 31, 1999, there were 6,868,901 shares of Common Stock outstanding, held by 169 shareholders of record and by various broker/dealers on behalf of an indeterminate number of street name shareholders. As of August 31, 1999, 1,327,666 shares of common stock were subject to issuance pursuant to outstanding options at prices ranging from $0.50 to $5.00 per share and 632,150 shares of common stock were subject to issuance pursuant to outstanding warrants at prices ranging from $1.00 to $6.00 per share. The Company has not issued any other securities convertible into common stock.

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

(a) Beginning March 31, 1999, the Company conducted an offering of units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000, and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. Through May 31, 1999, 5000 units were issued at $4.00 per unit for total proceeds of $20,000. The offer and sale of the units were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company furnished to purchasers in a timely manner an Offering Memorandum and financial information, limited the manner of the offering, promptly filed notices of sales, and limited the number of non-accredited investors to 5 investors. If the foregoing exemptions are not available, the Company believes that $72,600 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

(b) In connection with the reorganization of the Company in February 1999, the Company assumed contractual obligations of one of its subsidiaries under outstanding warrants to issue shares of common stock for $1.00 per share. During the quarter ended May 31, 1999, the Company issued 270,300 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $270,300. The sale of the shares was exempt from registration under Regulation S and under Rule 506 under and Section 4(2) of the Securities Act of 1933. The Company provided disclosure to each of the warrant holders in connection with the reorganization of Information Highway, Inc. ("IHI") and the Company. Each of the warrant holders owned shares of IHI that they have now exchanged for shares of the Company. Through May 31, 1999, the Company issued shares to 30 purchasers, of which 7 were accredited investors and 6 were foreign citizens whose purchases were covered by Regulation S. Through September 30, 1999, when the Company determined not to issue any further shares to non-accredited investors pursuant to the warrants until such time as the shares could be registered, the Company issued shares to 45 purchasers, of which 7 were accredited investors and 7 were foreign citizens whose purchases were covered by Regulation S. All of the shares issued pursuant to the warrant exercises bear a legend indicating that they are restricted securities. $53,000 of these sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

(c) During the quarter ended May 31, 1999, the Company issued 237,334 shares pursuant to options exercised at between $0.50 and $0.75 per share for total proceeds of $125,500. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants. The 150,000 shares issued to John Robertson were also exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. Mr. Robertson is an accredited investor by virtue of his positions with the Company as a director and executive officer. If the foregoing exemptions are not available, the Company believes that all $125,500 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

(d) In March 1999, the Company issued 10,000 shares to its affiliate Access Information Services in exchange for services rendered. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933. If the foregoing exemption is not available, this sale was exempt under Regulation S under the Securities Act of 1933 due the foreign nationality of the ultimate beneficial owners of Access Information Services.

(e) In March 1999, the Company issued 3,000 shares to Erik Lagerway in connection with its acquisition of Mr. Lagerway's Internet portal telephony businesses. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933. If the foregoing exemption is not available, this sale was exempt under Regulation S under the Securities Act of 1933 due the foreign nationality of the purchaser.


In addition, set forth below is information regarding the issuance and sales of securities of Information Highway, Inc. without registration during the fiscal year ended May 31, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

(a) In January 1999, IHI concluded an offering of units pursuant to an Offering Memorandum. Each unit consisted of one more share and one warrant to acquire an additional share at $1.00 per share by December 30, 1999. Due to a mixup in connection with changing its bank, the Company inadvertently overlooked deposits of $15,000 received during the offering for an additional 20,000 units. Including these units that should have been issued at the closing of the offering, a total of 754,000 units were issued at $0.75 per unit for total proceeds of $565,000. The offer and sale of the units were exempt from registration under Rule 504 of Regulation D under
     Section 3(b) of the Securities Act of 1933. If the exemption under Rule 504 of Regulation D is not available, $90,750 of these sales were exempt under Regulation S under the Securities Act of 1933 due to the foreign nationality of the purchasers.

                                   Part III



Item 13. Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

   Exhibit No.    Description                                                       Page No.
----------------  -------------------------------------------------------------   ------------
      2.1*        Agreement and Plan of Reorganization between the Company and
                  Information Highway, Inc.

      3.1* Articles of Incorporation, restated as amended on February 23, 1999 and November 1, 1989

      3.2*        Bylaws

      4.1*        Specimen Share Certificate for Common Stock

      4.2*        Form of Warrants

      4.3*        Stock Option Plan

      4.4*        Form of Stock Option Agreement

     10.1**       VPOP Service Agreement between MetroNet Communications and
                  YesIC Communications

     10.2**       Level 3 Communications Terms and Conditions for Delivery of
                  Service

     10.3**       ADSL Service Agreement dated August 24, 1999, by and between
                  Bell Atlantic Network Integration, Inc. and
                  Information-Highway.com, Inc.

     12.1        Amendment No. 1 to registration statement on Form 10-SB/A
                  filed with the Securities and Exchange Commission on October
                  12, 1999

     27.1**       Financial Data Schedule


* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

** Previously filed.

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


Dated: November 10, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                              Date
---------                                    -----                              ----

/s/ John G. Robertson                         President, Chief                  11/10/99
-------------------------------------------   Executive Officer
(John G. Robertson)                           and Director



/s/ James L. Vandeberg                        Vice President, Chief             11/10/99
-------------------------------------------   Operating Officer, Secretary
(James L. Vandeberg)                          and Director



/s/ Jennifer Lorette                          Vice President,                   11/10/99
-------------------------------------------   Chief Financial Officer
(Jennifer Lorette)                            Principal Accounting
                                              Officer and Director

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         --------------------------------------------------
    2.1*            Agreement and Plan of Reorganization between the Company and
                    Information Highway, Inc.

    3.1*            Articles of Incorporation, restated as amended on February
                    23, 1999 and November 1, 1989

    3.2*            Bylaws

    4.1*            Specimen Share Certificate for Common Stock

    4.2*            Form of Warrants

    4.3*            Stock Option Plan

    4.4*            Form of Stock Option Agreement

   10.1**           VPOP Service Agreement between MetroNet Communications and
                    Yesic Communication

   10.2**           Level 3 Communications Terms and Conditions for Delivery of
                    Service

   10.3**           ADSL Service Agreement dated August 24, 1999, by and between
                    Bell Atlantic Network Integration, Inc. and Information-
                    Highway.com, Inc.

   12.1            Amendment No. 1 to registration statement on Form 10-SB/A
                    filed with the Securities and Exchange Commission on October
                    12, 1999.

   27.1**          Financial Data Schedule


* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

** Previously filed