Form 10QSB
period 1999-11-30
INFORMATION HIGHWAY COM INC
filed 2000-01-14
CIK 1081240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999
                               -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________

Commission File No. 0-25773
                  ---------

                         INFORMATION-HIGHWAY.COM, INC.

       (Exact name of small business issuer as specified in its charter)

Florida                                                         65-0154103
-------                                                       -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           185-10751 Shellbridge Way, Richmond, BC Canada   V6X 2W8
           --------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 278-5996
                                --------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X          NO _________
                            ----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 12, 2000 - 7,693,317 shares of common stock, $.0001 par value were outstanding and 120,250 shares paid for have not been issued but are allotted. A further 90,000 common shares, not yet issued, are allotted pursuant to a share exchange agreement explained further in Part I, Item 2 of this report. Total shares outstanding and allotted as of January 12, 2000 is 7,903,567.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                     INDEX

                                                                                                      Page
PART I --  Financial Information

Item 1. Consolidated Financial statements..........................................................      2
------- ---------------------------------

Consolidated Balance Sheets as of November 30, 1999 and May 31, 1999...............................      3

Consolidated Statements of Operations for the three months and six months
        ended November 30, 1999 and 1998...........................................................      4

Consolidated Statements of Cash Flows for the six months
        ended November 30, 1999 and 1998...........................................................      5

Notes to the Consolidated Financial Statements.....................................................    6-9


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition......  10-17
------- -------------------------------------------------------------------------------------

PART II -- Other Information.......................................................................  18-19

Signatures.........................................................................................     20

PART I - Financial Information

Item 1.   Consolidated Financial statements
-------   ---------------------------------

Information-Highway.com, Inc.

Consolidated Balance Sheets

(Unaudited)

                                                                                November 30,   May 31,
                                                                                   1999         1999
                                                                                (unaudited)   (audited)
                                                                                     $            $
                                     Assets
Current Assets
            Cash                                                                  313,603       37,622
            Accounts receivable                                                     8,559            -
            Inventory (Note 3)                                                     33,658        9,695
            Prepaid expenses and deposits                                         443,099       70,487
            Due from related parties (Note 3)                                      27,234            -
------------------------------------------------------------------------------------------------------
                                                                                  826,153      117,804
Property, Plant and Equipment                                                     341,688      270,092
Goodwill                                                                           43,130      134,848
------------------------------------------------------------------------------------------------------
Total Assets                                                                    1,210,971      522,744
======================================================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities
            Accounts payable                                                      221,474      267,279
            Accrued liabilities                                                    53,215       65,151
            Deferred revenues                                                      38,705       34,049
            Advances from related parties (Note 3)                                      -       65,186
------------------------------------------------------------------------------------------------------
                                                                                  313,394      431,665
------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock (Note 4), 50,000,000 shares authorized,
            par value $.0001 per share, 7,457,717 and
            6,469,951 issued and outstanding respectively                             746          647

            Additional Paid in Capital                                          3,681,866    1,698,351

            Warrants issued for services (Note 4)                                 147,800            -

            Common Stock allotted and issued subsequently
            (nil and 35,000 shares respectively)                                        -       50,000
------------------------------------------------------------------------------------------------------
                                                                                3,830,412    1,748,998
Preferred Stock, 10,000,000 shares authorized, par value
$.0001 per share, none issued                                                           -            -

Translation adjustments                                                            (4,621)      (1,145)

Accumulated Deficit                                                            (2,928,214)  (1,656,774)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        897,577       91,079
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      1,210,971      522,744
======================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

Consolidated Statements of Operations

(Unaudited)

                                                         Three months ended         Six months ended
                                                            November 30,              November 30,
                                                      -----------------------    ----------------------
                                                          1999         1998         1999         1998
                                                            $            $            $            $
Revenues                                                 373,510      229,389      666,798      498,895

Cost of Revenues                                        (228,094)    (166,445)    (441,558)    (346,349)
-------------------------------------------------------------------------------------------------------
Gross Profit                                             145,416       62,944      225,240      152,546
-------------------------------------------------------------------------------------------------------
Operating Expenses
  Marketing and sales                                    128,415       54,863      191,931       95,086
  General and administrative                             683,355      176,139    1,104,555      288,035
  Product development                                     59,973       33,430      119,417       65,755
  Portal costs for US expansion (Note 6)                  80,777            -       80,777            -
-------------------------------------------------------------------------------------------------------
Total Operating Expenses                                 952,520      264,432    1,496,680      448,876
-------------------------------------------------------------------------------------------------------
Net loss                                                 807,104      201,488    1,271,440      296,330
=======================================================================================================
Historical basic and dilutive net
            loss per share                                   .11          .04          .18          .06
=======================================================================================================
Weighted average shares used to
            compute basic and historical
            net loss per share                         7,174,000    4,770,000    6,964,000    4,774,000
=======================================================================================================

Diluted loss per share has not been presented separately as the result is anti dilutive.

(See accompanying notes)

Information-Highway.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                    Six months     Six months
                                                                                                       ended          ended
                                                                                                   November 30,   November 30,
                                                                                                   ------------   ------------
                                                                                                       1999           1998
                                                                                                         $              $
Cash Flows to Operating Activities
 Net loss                                                                                            (1,271,440)      (296,330)
 Adjustments to reconcile net loss to cash
   Depreciation and amortization                                                                         47,903         28,109
   Amortization of goodwill                                                                              91,718         79,874
   Shares and warrants issued for services rendered                                                     678,899              -
 Change in non-cash working capital items
   Decrease in accounts receivable                                                                       (8,559)        (2,121)
   Increase in prepaid expenses                                                                        (130,191)        (2,299)
   Increase in inventory                                                                                (33,658)             -
   Increase (decrease) in accounts payable and accruals                                                 (57,741)        23,052
   Increase in unearned revenue                                                                           4,656              -
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                                  (678,413)      (169,715)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from (to) Financing Activities
   Increase in common stock                                                                           1,160,100        593,249
   Decrease in advances from related parties                                                            (92,420)      (102,857)
------------------------------------------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                                                    1,067,680        490,392
------------------------------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
   Increase in property, plant and equipment                                                           (119,499)        (1,596)
------------------------------------------------------------------------------------------------------------------------------
Net Cash to Investing Activities                                                                       (119,499)        (1,596)
------------------------------------------------------------------------------------------------------------------------------
Translation Adjustments                                                                                   6,213         12,875
------------------------------------------------------------------------------------------------------------------------------
Increase in Cash During the Period                                                                      275,981        331,956
Cash - Beginning of Period                                                                               37,622         35,699
------------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                                    313,603        367,655
==============================================================================================================================
Non-Cash Financing Activities - See Note 4 for shares and warrants issued for services rendered
------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
   Cash paid for interest                                                                                     -              -
   Cash paid for income taxes                                                                                 -              -
==============================================================================================================================

(See accompanying notes)

Information-Highway.com, Inc.

Notes to Consolidated Financial Statements

(Unaudited)


1. Nature of Operations

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


2. Basis of Presentation

   Consolidated Financial Statements

   These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns three consolidated, wholly-owned, Canadian subsidiaries. As IHI was the acquirer in a reverse takeover business combination culminating on February 17, 1999, its fiscal year-end of May 31 is the Company's new fiscal year-end and the business of IHI will be the continuing business reported for all comparative purposes, including the statements of operations and cash flows. Prior to the reverse takeover the Company's fiscal year end was December 31.

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


3. Related Party Transactions

   (a) Amounts owing from related parties and affiliates are from common expenses paid by the Company on behalf of affiliates and are due on demand, unsecured and non-interest bearing. These cash loans were recorded at their exchange amounts.

   (b) Pursuant to a Management Agreement dated December 1, 1998 with a company related to the President of the Company, the Company is committed to pay management fees of $2,500 per month and rent and secretarial fees of $1,500 per month for a term of three years expiring December 1, 2001.

   (c) A partnership, of which a director of the Company is a partner, was paid $37,245 for legal services rendered during the six months ended November 30, 1999.

   (d) Finished goods inventory of $33,658 was acquired from a public company with common Presidents pursuant to a Marketing Agreement dated January 20, 1999. The Company has the exclusive worldwide rights to market the product over the Internet. The agreement is for five years subject to minimum annual sales criteria.


4. Common Stock Issuances and Related Commitments

   Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations of IHI as they relate to stock based compensation plans and warrants issued to acquire common shares.

   Private Placements

   IHI approved and completed two private placements of units and issued 814,150 units at $0.75 per unit to raise $610,612. These units were issued in December, 1998. Each unit contained one share and one warrant to acquire one additional share at $1.00 if exercised by December 30, 1999. Of the 814,150 warrants issued 465,650 warrants were exercised as at November 30, 1999 for proceeds of $465,650 and the remaining 348,500 warrants were exercised by December 30, 1999 for proceeds of $348,500.

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

   Shares issued for services

   In July, 1999 the Company issued 125,000 shares to IP Equity, Inc. pursuant to a Marketing and Financial Consulting Agreement dated June 23, 1999. These shares were valued at $4.69 per share or $440,000 in total. This compensation expense was charged to operations during the six months ended November 30, 1999. In October, 1999 the Company issued an additional 50,000 shares to IP Equity, Inc. These shares were valued at $4.778 per share or $238,900 in total. $159,900 of this compensation was charged to operations during the six months ended November 30, 1999 and the remaining $79,000 will be charged in December, 1999.

   In July, 1999 the Company issued 2,500 shares valued at $8.80 per share or $22,000 in total in connection with the successful completion of the Company's Internet portal telephony project.

   In November, 1999 the Company issued 20,000 shares to World of Internet.com, a European investor relations company. These shares were valued at $3.631 per share or $72,614 in total. $32,360 of this compensation was charged to operations during the six months ended November 30, 1999 and the remaining $40,254 will be charged in the next quarter.

   Warrants issued for services

   On November 15, 1999 the Company paid $20,000 and issued 400,000 warrants to acquire up to 400,000 shares exercisable at $3.50 per share expiring November 15, 2000 for a three month marketing and advertising program including banner ads, newsgroup coverage and press release distribution. The Company must also pay $20,000 in December, 1999 and $20,000 in January, 2000. The value of the warrants on the date of issue was $147,800 using the Black Scholes Pricing Model. Compensation expense of $24,633 was recognized in the current quarter and the balance of $123,167 will be recognized in the next quarter.

   Stock Option Plan

   On June 30, 1997, and amended on May 21, 1999, IHI reserved 2,500,000 common shares pursuant to a stock option plan. In June and November, 1999 the Company granted certain employees and directors stock options to acquire up to 710,000 shares at $4.00 per share and up to 325,000 shares at $5.00 per share all expiring between May and November, 2004.

   Stock option activity during the six months ended November 30, 1999

     May 31,                                               November 30,
      1999      Price        Granted      Exercised (E)        1999
        #         $             #         Cancelled (C)         #                   Expiry Date
     370,000     0.50               -       222,500 (E)        147,500         January 26, 2003
     267,666     0.75               -       147,666 (E)        120,000         August, 2003 to February, 2004
     600,000     4.00         710,000        60,000 (E)      1,250,000         May to November, 2004
                 5.00         325,000       150,000 (C)        175,000         June to November, 2004
     ---------              ---------       -------          ---------
     1,237,666              1,035,000       580,166          1,692,500
     =========              =========       =======          =========

   On December 1, 1999 options to acquire 35,000 shares at $6.00 per share expiring December 1, 2004 were granted to three employees.

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

   The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on January 26, 1998: risk free interest rate was 5.47%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between August 14, 1998 and February 23, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between May 19, 1999 and November 30, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends.

   If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months and six months ended November 30, 1999 and 1998 would have been as follows:

                                  Three months ended          Six months ended
                                      November 30,               November 30,
                               -----------------------     -------------------------
                                  1999           1998         1999             1998
                                    $              $            $                $
   Net loss
     As reported                 (807,104)     (204,488)    (1,271,440)     (296,330)
     Pro forma                 (1,107,440)     (208,533)    (1,782,378)     (307,378)

   Basic net loss per share
     As reported                     (.11)         (.04)          (.18)         (.06)
     Pro forma                       (.15)         (.04)          (.26)         (.06)

5. Contingent Liability - Lawsuit

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


6. Segmented Information

   The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

   The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

   Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 the Company began expansion of its ISP business into 22 cities in the United States by setting up Virtual ISP's. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period.

   The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $913,893 (1998 - $231,112) relating to such activities. The net loss relating to Internet activities in Canada amounted to $276,771 (1998 - $65,218).


7. Subsequent Events

   Subsequent to November 30, 1999 the Company has:

   (a) received $163,375 and issued 45,500 shares pursuant to options exercised between $0.50 per share and $4.00 per share;

   (b) received $348,500 pursuant to warrants exercised to acquire 348,500 shares;

   (c) received $341,000 pursuant to a private placement of units at $4.00 per unit.

                         INFORMATION HIGHWAY.COM, INC.

    FORM 10-QSB FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1999

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
Results of Operations
---------------------

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company's goal is to expand its ISP business throughout North America by negotiating access to Virtual ISP "backbone" facilities and then repackaging that access for sale to its customers and resellers (licensees). The Company has entered into agreements that permit it to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. The Company's Northeast United States Internet access agreements permit it to provide Digital Subscriber Line ("DSL") access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. Toronto, Ontario is the first market in which the Company provided ISP services, beginning about four years ago.

The Company believes that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through its "Executive Site" compilation of Internet-based services and information, the Company provides localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, the Company has compiled Internet services and content in its Executive Site that it believes are useful to companies, associations and professionals. Executive Site web pages are designed specifically for targeted user groups, and the Company believes they provide friendly, easy to navigate interfaces. The Company's basic Executive Site may be accessed through the Internet at www.theexecutive.com. Other Executive Sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

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

The Company conducts its operations through one wholly-owned US subsidiary and three wholly-owned Canadian subsidiaries.

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

Effect of Reorganization During Fiscal 1999

The reverse takeover was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of January 10, 2000, 2,314,650 of the remaining 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to January 10, 2000, approximately 98% of IHI shares had been exchanged. The Company has allotted 90,000 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI.

For accounting purposes the acquirer was the legal subsidiary, IHI, as approximately 95% of the issued and outstanding common shares of the Company at the time of the reverse takeover were owned by the shareholders of IHI and the Board of Directors of IHI now comprises the Board of Directors of the Company. As IHI is the legal subsidiary of the Company the nature of the business combination is a reverse takeover whereby the control of the assets and the business of the Company was acquired by IHI and the consolidated financial statements are issued under the name of the Company but is a continuation of IHI and not the Company. The legal capital structure remains that of the Company but the stated shareholders' equity of IHI has replaced the stated shareholders' equity of the Company. Similarly, the Company's statements of operations and cash flows represent a continuation of IHI's consolidated financial statements.

Factors Affecting Ongoing Operations

Prior to acquiring IHI in February, 1999, the Company had not conducted any business since inception in 1988. The following discussion relates to IHI's continuing operations and not that of the Company prior to the reverse takeover.

Although planned principal activities have started producing significant revenues, in its effort to rapidly expand infrastructure and network services and develop the Executive Site, the Company has suffered net losses each quarter to November 30, 1999. At November 30, 1999, its accumulated deficit was $2,928,214 and its working capital was $512,759. The Company expects to incur substantial operating losses, net losses and negative operating cash flow for the near term.

Revenues

Revenue consists of mainly the provision of Internet dial-up services. The Company receives limited revenue from banner advertisements, web-site development and hosting, e-commerce commission revenue and the resale of products over the Internet.

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

 . Executive Site - Executive Site revenues, which to date are mostly from advertising, are not yet material to the Company's total revenues. The Company expects that advertising and e-commerce commission revenues related to the Executive Site, as well as fee-based revenues from customized Executive Site licensees, will grow in the future, both in dollar amount and as a percentage of the Company's total revenues.

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

The Company's network and service costs have historically included equipment installation and ongoing service and maintenance charges. As the Company introduces its Virtual ISP presence in additional cities, each city will represent an increased lease charge under the Company's agreements with Internet access providers due to the need to add bandwidth to accommodate the customer base in the new market. The Company has entered into agreements that permit it to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. The Company's Northeast United States Internet access agreements permit it to provide Digital Subscriber Line ("DSL") access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. As the Company expands its presence in a particular market, it will require additional increases in bandwidth depending on data transmission volumes.

Other Operating Expenses

The Company's other operating expenses include Executive Site development and maintenance, information systems, billing and collections, general management and overhead, and administrative functions. Head count in functional areas, such as customer service, engineering and operations, along with expansion of the Executive Site and the locations in which the Company provides ISP services and increases in the number of its customers, will drive increases in expenses.

Results of Operations for the Three Months Ended November 30, 1999 as Compared to the Three Months Ended November 30, 1998

Revenues

Revenues increased by $144,000 (63%) to $374,000 from $229,000 in the comparative quarter. This increase is due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site, the Company anticipates that the dollar amount of future revenues will continue to increase over current levels. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers, reselling Executive Site information and service modules pursuant to license agreements and reselling product over the Internet.

Cost of Revenues

Cost of revenues increased by $62,000 (37%) to $228,000 from $166,000 in the comparative quarter. The largest components of cost of revenues are telephone costs and Internet and license fees. The increases in these costs are reflective of the increase in the Company's subscriber base. Sales increased by 63% while cost of revenues increased by 37%. The Company realizes economy of scale because of some fixed cost of revenue relating to equipment and rent.

Gross Profit

Gross profit increased by $82,000 (130%) to $145,000 from $63,000 in the comparative quarter. As a percentage of sales gross profit increased to 38% from 27% in the comparative quarter. While increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers the Company has achieved an overall improved gross profit percentage as a result of some fixed costs not increasing. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

Marketing and sales expenses have increased by $74,000 (135%) to $128,000 from $55,000 in the comparative quarter. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. The Company had very little marketing and sales effort in the comparative quarter.

General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities have increased by $507,000 to $683,000 from $176,000 in the comparative quarter.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $535,000 to $583,000 from $48,000 in the comparative quarter. As a result of the reverse takeover during February, 1999, the Company now is incurring expenses relating to being an active operating public company and is incurring additional expenses relating to investor relations and financial consulting. Investor relations and financial consulting increased by $434,000 to $441,000 as compared to $7,000 in the comparative period. The major component of this increase was $336,000 paid in shares to a non-related company for Internet-based marketing and financial consulting services.

Product Development Expenses

Product development costs consist of expenses incurred by the Company in the development and creation of its Executive Site web-site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

Product development expenses increased by $27,000 (82%) to $60,000 from $33,000 in the comparative quarter. The major component of the increase in product development expenses was; salaries and consulting fees of $50,000 as the Company continues to expand its services and improve its products.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $12,000 to $22,000 as compared to $10,000 in the comparative quarter.

Purchased goodwill will be amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill will be fully amortized by the end of the next quarter.

The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Three Months Ended November 30, 1999 as Compared to the Three Months Ended November 30, 1998

The Company's net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period. Other operating activities conducted in the United States were expenses incurred including investor relations and professional fees. The Company's head office is in Richmond, BC, Canada, which does not conduct any business related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company.

Results of Operations for the Six Months Ended November 30, 1999 as Compared to the Six Months Ended November 30, 1998

Revenues

Revenues increased by $168,000 (34%) to $667,000 from $499,000 in the comparative period. This increase is due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site, the Company anticipates that the dollar amount of future revenues will increase over current levels. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers, reselling Executive Site information and service modules pursuant to license agreements and reselling product over the Internet.

Cost of Revenues

Cost of revenues increased by $96,000 (30%) to $442,000 from $346,000 in the comparative period. The largest components of cost of revenues are telephone costs and Internet and license fees. The increases in these costs are reflective of the increase in the Company's subscriber base. Sales increased by 34% while cost of revenues increased by 30%. The Company realizes economy of scale because of some fixed cost of revenue relating to equipment and rent.

Gross Profit

Gross profit increased by $73,000 (48%) to $225,000 from $153,000 in the comparative period. As a percentage of sales gross profit increased to 34% from 31% in the comparative period. While increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers the Company has achieved an overall improved gross profit percentage as a result of some fixed costs not increasing. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

Marketing and sales expenses have increased by $97,000 (100%) to $192,000 from $95,000 in the comparative period. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. The Company had very little marketing and sales effort in the comparative period.

General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities have increased by $817,000 to $1,105,000 from $288,000 in the comparative period.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $683,000 to $914,000 from $231,000 in the comparative period. As a result of the reverse takeover during February, 1999, the Company now is incurring expenses relating to being an active operating public company and is incurring additional expenses relating to investor relations and financial consulting. Investor relations and financial consulting increased by $647,000 to $722,000 as compared to $75,000 in the comparative period. The major component of this increase was $600,000 paid in shares to a non-related company for Internet-based marketing and financial consulting services.

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

Product development expenses increased by $53,000 (80%) to $119,000 from $66,000 in the comparative period. The major component of the increase in product development expenses was; salaries and consulting fees of $100,000 as the Company continues to expand its services and improve its products.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $20,000 to $50,000 as compared to $28,000 in the comparative period.

Purchased goodwill will be amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill will be fully amortized by the end of the next quarter.

The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Six Months Ended August 31, 1999 as Compared to the Six Months Ended August 31, 1998

The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 the Company began expansion of its ISP business into 22 cities in the United States by setting up Virtual ISP's. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period.

The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $914,000 (1998 - $231,000) relating to such activities. The net loss relating to Internet activities in Canada amounted to $277,000 (1998 - $65,000).

The Company's net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing start-up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. Other operating activities conducted in the United States thus far were expenses incurred including investor relations and professional fees.

Liquidity and Financial Resources

The Company has historically satisfied its capital needs by borrowing from affiliates and by issuing equity securities.

It has also used these sources to provide a portion of its operating cash requirements to make up for a cash shortfall from operating activities. During the six months ended November 30, 1999, the Company used $1,160,000, generated by issuing equity securities, to fund its operating cash shortfall of $678,000, to repay borrowings from affiliates of $92,000, to make capital expenditures of $119,000 and to increase its cash position by $276,000 to $314,000. The operation, development and expansion of the Company's business will likely require additional capital infusions for the foreseeable future.

The Company has working capital, as at November 30, 1999, of $513,000, and will require additional funds to finance its ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. The Company plans to manage its payables balances and satisfy its operating and capital needs partially by generating cash (although at a shortfall) through its operating activities and partially through sales of equity securities. Included in working capital is $443,000 of prepaid expenses and deposits for future services to be provided and software deposits.

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

The Company will need additional funds to continue in business and to implement its business plan as proposed. In addition to working capital as at November 30, 1999 of $513,000 the Company has raised $852,875 pursuant to options exercised as to $163,375, warrants exercised as to $348,500 and a private placement of 341,000 shares at $4.00 per share. The Company continues to receive subscriptions for the $4.00 private placement of up to 1,000,000 shares. The Company is negotiating, subject to due diligence, a $1,500,000 convertible debenture offering pursuant to regulation D under the Securities Act of 1933

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. The Company's strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to its agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. The Company may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 1999 was $80,777. There was no revenue generated during the period. The Company expects its capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of its defined markets. The Company made capital expenditures of $119,000 in the current period, principally to acquire hardware related to the development and maintenance of the Executive Site.

Year 2000 Issues

The Company cannot provide assurance that it will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in its internal systems as it operates in the Year 2000.

The Company did not experience any problems with its systems or service providers during the Year 2000 rollover period.

The Company's online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Its internal systems, including those used to deliver its services, utilize third-party hardware and software. Based on vendors' representations received thus far and its experience with the Year 2000 rollover, the Company believes that the third-party hardware and software it uses is year 2000 compliant.

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

The Company believes that any lingering Year 2000 problems will occur in the processing of financial transactions. The Company believes that its billing systems will accurately invoice its subscribers and licensees. The Company will remain vigilant in its review of invoices from its vendors to detect potential Year 2000 errors in their charges to the Company.

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

PART II           Other Information

Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
                  Recent Sales of Unregistered Securities.

                  Set forth below is information regarding the issuance and sales of securities of the Company without registration during the quarter ended November 30, 1999. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

                  (1) In connection with the reorganization of the Company in
                      February 1999, the Company assumed contractual obligations of one of its subsidiaries under outstanding warrants to issue shares of common stock for $1.00 per share. During the quarter ended November 30, 1999, tho Company issued 34,150 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $34,150. The sale of the shares was exempt from registration under Regulation S and under Rule 506 and under Section 4(2) of the Securities Act of 1933. The Company provided disclosure to each of the warrant holders in connection with tho reorganization of Information Highway, Inc. (IHI) and the Company and pursuant to its filings with the Commission. Each of the warrant holders owned shares of IHI that they have now exchanged for shares of the Company. During the quarter ended November 30, 1999, the Company issued shares to 6 purchasers of which 2 were accredited investors and 0 were foreign citizens whose purchases were covered by Regulation S. On September 30, 1999, the Company had temporarily halted the exercise of its warrants until it could further verify the accredited investor status of some of its warrant holders and shareholders who had previously exercised similar warrants. Upon further investigation, the Company determined that through November 30, 1999, in connection with the exercise of all $1.00 warrants assumed in connection with the reorganization of the Company in February 1999, the Company issued shares to 48 purchasers, of which 17 were accredited investors and 8 were foreign citizens whose purchases were covered by Regulation S. All of the shares issued pursuant to the warrant exercises beer a legend indicating that they are restricted securities. $65,000 of these sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

                  (2) During the quarter ended November 30, 1999, the Company issued 295,166 shares pursuant to options exercised at between $0.50 and $4.00 per share for total proceeds of $382,000. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants. In the event Rule 701 is not available, the Company believes that 60,000 shares were also exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. If the foregoing exemptions are not available, the Company further believes that $344,500 of these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

                  (3) In October 1999 the Company issued 50,000 shares to IP
                      Equity, Inc. for marketing and financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933.

                  (4) In November 1999 the Company issued 20,000 shares to World of Internet.com for marketing and financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of
                      Section 5 of the Securities Act of 1933.

                  (5) In November 1999 the Company granted a warrant to purchase up to 400,000 shares of its common stock at a price of $3.50 per share to K&D Equities, Inc. for marketing services. The offer and sale of the warrants were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)     Exhibits.

               Exhibit No.           Description
               ----------            -------------------------------------------
                  4.1*               Specimen Share Certificate for Common Stock

                  4.2*               Form of Warrants ($1.00)

                  4.3*               Stock Option Plan

                  4.4*               Form of Stock Option Agreement

                  4.5**              Form of Warrants ($4.00 and $6.00)

                  4.6                Form of Warrants ($3.50)

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

                                   Signature
                                   ---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2000        INFORMATION-HIGHWAY.COM, INC.

                            By:  /s/ John G. Robertson
                                ---------------------------------------------
                                John G. Robertson, President
                                (Principal Executive Officer)

                                 EXHIBIT INDEX

     Exhibit No.               Description
     -----------               ------------------------------------------------

        4.1*                   Specimen Share Certificate for Common Stock

        4.2*                   Form of Warrants ($1.00)

        4.3*                   Stock Option Plan

        4.4*                   Form of Stock Option Agreement

        4.5**                  Form of Warrants ($4.00 and $6.00)

        4.6                    Form of Warrants ($3.50)

       27.1                    Financial Data Schedule

       * Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

      ** Incorporated by reference from Amendment No. 1 to the Company's registration statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 12, 1999.