Form 10QSB
period 2000-02-29
INFORMATION HIGHWAY COM INC
filed 2000-04-14
CIK 1081240

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000
                               -----------------

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________

Commission File No. 0-25773
                  ---------

                         INFORMATION HIGHWAY.COM, INC.

       (Exact name of small business issuer as specified in its charter)

Florida                                                         65-0154103
-------                                                     ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

            185-10751 Shellbridge Way, Richmond, BC Canada  V6X 2W8
            -------------------------------------------------------
                   (Address of principal executive offices)

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

                        YES     X          NO _________
                            ----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 10, 2000 - 7,838,017 shares of common stock, $.0001 par value were outstanding and 95,817 shares paid for have not been issued but are allotted. A further 45,000 common shares, not yet issued, are allotted pursuant to a share exchange agreement. Total shares outstanding and allotted as of April 10, 2000 is 7,978,834.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

                                     INDEX

PART I -- Financial Information Page

Item 1.       Consolidated Financial statements (Unaudited)...........................................          2
-------       ---------------------------------

Consolidated Balance Sheets as of February 29, 2000 and May 31, 1999..................................          3

Consolidated Statements of Operations for the three months and
     nine months ended February 29, 2000 and February 28, 1999.........................................         4

Consolidated Statements of Cash Flows for the nine months
     ended February 29, 2000 and February 28, 1999.....................................................         5

Notes to the Consolidated Financial Statements.........................................................       6-9


Item 2.       Management's Discussion and Analysis of Results of Operations and Financial Condition....     10-18
-------       -------------------------------------------------------------------------------------

PART II -- Other Information...........................................................................     19-20

Signatures.............................................................................................        21


PART I - Financial Information

Item 1.   Consolidated Financial statements
-------   ---------------------------------

Information Highway.com, Inc.

Consolidated Balance Sheets

                                                                            February 29,          May 31,
                                                                               2000                 1999
                                                                            (unaudited)          (audited)
                                                                                $                    $
                                     Assets
Current Assets
  Cash                                                                            498,175            37,622
  Accounts receivable                                                               5,031                 -
  Inventory (Note 5)                                                               31,241             9,695
  Prepaid expenses and deposits                                                   106,747            70,487
  Due from related parties (Note 5)                                                47,752                 -
-----------------------------------------------------------------------------------------------------------
                                                                                  688,946           117,804
Property, Plant and Equipment (Note 3)                                            471,439           270,092
Goodwill                                                                                -           134,848
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                    1,160,385           522,744
===========================================================================================================
                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                                307,404           267,279
  Accrued liabilities                                                             136,117            65,151
  Deferred revenues                                                                48,997            34,049
  Advances from related parties (Note 5)                                                -            65,186
  Current portion of capital lease obligations (Note 4)                            33,494                 -
-----------------------------------------------------------------------------------------------------------
                                                                                   526,012          431,665
Long-term Liabilities
  Long-term portion of capital lease obligations (Note 4)                           62,528                -
-----------------------------------------------------------------------------------------------------------
                                                                                   588,540          431,665
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock (Note 6), 50,000,000 shares authorized, par value $.0001
  per share, 7,876,767 and 6,469,951 issued and outstanding respectively               788              647
  Additional paid in capital                                                     3,845,001        1,698,351
  Warrants issued for cash (Note 6)                                                 57,000                -
  Value of Warrants issued for services (Note 6)                                   418,620                -
  Common stock allotted for cash pursuant to private placements (Note 6)
  (95,817 shares at $4.00 per share and 35,000 shares
  at $0.75 per share respectively)                                                  383,268          50,000
-----------------------------------------------------------------------------------------------------------
                                                                                  4,704,677       1,748,998
Preferred Stock, 10,000,000 shares authorized, par value
$.0001 per share, none issued                                                             -               -
Translation adjustments                                                              (5,878)         (1,145)
Accumulated Deficit                                                              (4,126,954)     (1,656,774)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           571,845         91,079
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         1,160,385        522,744
===========================================================================================================

(See accompanying notes)

Information Highway.com, Inc.

Consolidated Statements of Operations

(Unaudited)


                                             Three months ended           Nine months ended
                                                February 29,                 February 29,
                                           ---------------------        ---------------------
                                            2000          1999           2000          1999
                                              $             $              $             $

Revenues                                   334,751       254,853      1,001,549       752,470

Cost of Revenues                           485,007       176,927        926,565       522,389
---------------------------------------------------------------------------------------------
Gross Profit (Loss)                       (150,256)       77,926         74,984       230,081
---------------------------------------------------------------------------------------------
Operating Expenses
  Marketing and sales                      126,077        47,412        318,008       142,814
  General and administrative               809,783       143,621      1,914,339       432,613
  Product development                       64,260        32,787        183,677        98,761
  Portal costs for US expansion (Note 8)    48,364                      129,141
---------------------------------------------------------------------------------------------
Total Operating Expenses                 1,048,484       223,820      2,545,165       674,188
---------------------------------------------------------------------------------------------
Net loss                                (1,198,740)     (145,894)    (2,470,180)     (444,107)
=============================================================================================
Historical basic and dilutive net
  loss per share                             (0.16)        (0.03)         (0.34)        (0.04)
=============================================================================================
Weighted average shares used to
  compute basic and historical
  net loss per share                     7,667,000     5,500,000      7,247,000     5,000,000
=============================================================================================

Diluted loss per share has not been presented separately as the result is anti dilutive.
(See accompanying notes)

Information Highway.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)


                                                                                        Nine months     Nine months
                                                                                          ended           ended
                                                                                        February 29,    February 28,
                                                                                        ------------    ------------
                                                                                            2000           1999
                                                                                              $              $
Cash Flows to Operating Activities
   Net loss                                                                              (2,470,180)       (444,107)
   Adjustments to reconcile net loss to cash
       Depreciation and amortization                                                         72,407          41,717
       Amortization of goodwill                                                             134,848         119,811
       Shares and warrants issued for services rendered                                     899,314               -
   Change in non-cash working capital items
       Decrease in accounts receivable                                                       (5,031)        (12,202)
       Increase in prepaid expenses                                                         (36,260)         (3,580)
       Increase in inventory                                                                (21,546)              -
       Increase in accounts payable and accruals                                            111,091           4,046
       Increase in unearned revenue                                                          14,948               -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                    (1,300,409)       (294,315)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from (to) Financing Activities
    Increase in common stock                                                              2,034,365         601,697
    Decrease in advances from related parties                                              (112,938)       (261,784)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash from Financing Activities                                                        1,921,427         339,913
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
    Increase in property, plant and equipment                                              (155,732)         (3,831)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash to Investing Activities                                                           (155,732)         (3,831)
---------------------------------------------------------------------------------------------------------------------------------
Translation Adjustments                                                                      (4,733)          5,759
---------------------------------------------------------------------------------------------------------------------------------
Increase in Cash During the Period                                                          460,553          47,526
Cash - Beginning of Period                                                                   37,622          35,699
---------------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                        498,175          83,225
---------------------------------------------------------------------------------------------------------------------------------
Non-Cash Financing Activities - See Note 6 for shares and warrants issued for services rendered
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
    Cash paid for interest                                                                    2,632           5,786
    Cash paid for income taxes                                                                    -               -
---------------------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

Information Highway.com, Inc.

Notes to Consolidated Financial Statements

(Unaudited)



1. Nature of Operations

   Florida Venture Fund, Inc. (the "Company" or "FVFI") was incorporated December 5, 1988 in the state of Florida. During 1997, the Company's common stock was submitted for quotation on the OTC Bulletin Board System. From incorporation to February 17, 1999 the Company did not engage in any business activity other than initial organization, initial financing and some business investigation activities.

   Pursuant to a letter agreement dated February 17, 1999, the Company completed an Agreement and Plan of Reorganization with Information Highway, Inc., herein "IHI", whereby a business combination was completed and all of the outstanding common stock of Information Highway, Inc. was, or will be, exchanged for common shares of the Company representing a change of control of the Company by way of reverse takeover. As part of the Plan of Reorganization the Company's name was changed to Information Highway.com, Inc.

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

3. Property, Plant and Equipment


Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                                                                         2000
                                                                  Accumulated           Net Book
                                                                Depreciation and         Value
                                                      Cost       Amortization        (unaudited)
                                                       $               $                   $
  Computer equipment - capital lease                 96,022           5,335             90,687
  Computer equipment                                359,269         183,891            175,378
  Computer software                                 180,079          30,726            149,353
  Office furniture and equipment                     52,347          19,586             32,761
  Production equipment                               25,000          10,125             14,875
  Leasehold improvements                             11,567           3,182              8,385
----------------------------------------------------------------------------------------------
                                                    724,284         252,845            471,439
==============================================================================================

4. Capital Lease Obligation

   The Company has acquired computer equipment by way of a capital lease with monthly payments of $2,667 over a three year period ending February 28, 2003.


5. Related Party Transactions

   (a) Amounts owing from/to related parties and affiliates are related to common expenses paid by the Company on behalf of affiliates and are due on demand, unsecured and non-interest bearing. These amounts were recorded at their exchange amounts.

  (b) Pursuant to a Management Agreement dated December 1, 1998, with a company related to the President of the Company, the Company is committed to pay management fees of $2,500 per month and rent and secretarial fees of $1,500 per month for a term of three years expiring December 1, 2001.

  (c) A partnership, of which a director of the Company is a partner, was paid $73,790 for legal services rendered during the nine months ended February 29, 2000.

  (d)  A bonus of $100,000 was declared payable to the President of the Company.

  (e) Finished goods inventory of $31,241 was acquired from a public company with common Presidents pursuant to a Marketing Agreement dated January 20, 1999. The Company has the exclusive worldwide rights to market the product over the Internet. The agreement is for five years subject to minimum annual sales criteria.


6. Common Stock Issuances and Related Commitments

   Private Placements

   Prior to becoming public the Company approved and completed two private placements of units and issued 814,150 units at $0.75 per unit to raise $610,612. These units were issued in December, 1998 and contained one share and one warrant to acquire one additional share at $1.00 if exercised by December 30, 1999, some of which were extended to February 18, 2000. Of the 814,150 warrants issued, 805,350 warrants were exercised by February 18, 2000 for proceeds of $805,350. Warrants with respect to 8,800 shares expired. No amount was allocated to warrants as there was no market for the stock prior to becoming a public company.

   The Company offered units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional share at $4.00 per share expiring April 30, 2000, and one Series "B" Warrant to acquire one additional share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. All warrants are currently outstanding. The proceeds of this private placement were allocated on the following basis: $462,000 to common shares, $47,000 to Series A Warrants and $10,000 to Series B Warrants.

   Shares issued for services

   In July, 1999 the Company issued 125,000 shares to IP Equity, Inc. pursuant to a Marketing and Financial Consulting Agreement dated June 23, 1999. These shares were valued at $4.69 per share or $440,000 in total. In October, 1999 the Company issued an additional 50,000 shares to IP Equity, Inc. These shares were valued at $4.778 per share or $238,900 in total. These amounts, totalling $678,900, were charged to operations during the nine months ended February 29, 2000. Pursuant to this Agreement the Company was committed to file a Registration Statement registering these securities by November 6, 1999. IP Equity, Inc. and the Company have agreed to pay interest of $23,226 until such time as the commitment is met. During the most recent quarter a total of $87,478 was paid and/or accrued and charged to operations.

   In July, 1999 the Company issued 2,500 shares valued at $8.80 per share or $22,000 in total in connection with the successful completion of the Company's Internet portal telephony project. This amount was capitalized.

   In November, 1999 the Company issued 20,000 shares to World of Internet.com, a European investor relations company. These shares were valued at $3.631 per share or $72,614 in total which has all been charged to operations.

   Warrants issued for services

   On November 15, 1999 the Company paid $20,000 and issued 400,000 warrants to acquire up to 400,000 shares exercisable at $3.50 per share expiring November 15, 2000 for a three month marketing and advertising program including banner ads, news group coverage and press release distribution. The Company must also pay $20,000 in December, 1999 and $20,000 in January, 2000. The value of the warrants on the date of issue was $147,800. Total compensation expense of $207,800 was recognized during the nine months ended February 29, 2000.

   On December 1, 1999, Garry Savage and the Company entered into an Agreement related to private placement financing and investor relations. The Agreement calls for a 10% finders fee to be paid pursuant to a private placement of units at $4.00 per unit. A total of $36,327 has been paid to February 29, 2000. In addition, 100,000 warrants were issued to acquire 100,000 shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants was $270,820 which was charged to additional paid in capital.

   Stock Option Plan

   On June 30, 1997, amended on May 21, 1999 and then amended and restated February 8, 2000, the Company has reserved 2,500,000 common shares pursuant to a stock option plan expiring May 31, 2007. During the year the Company granted certain employees and directors stock options to acquire up to 710,000 shares at $4.00 per share, up to 325,000 shares at $5.00 per share, and up to 35,000 shares at $6.00 per share all expiring between May and December, 2004.

   Stock option activity during the nine months ended February 29, 2000

          May 31,     Price     Granted       Exercised (E)        February 29,         Expiry Date
          1999         $          #           Cancelled (C)          2000
           #                                                           #

        370,000        0.50       -             231,750   (E)           138,250         January 26, 2003
        267,666        0.75       -             177,666   (E)            90,000         August, 2003 to February, 2004
        600,000        4.00     710,000         100,000   (E)         1,210,000         May to November, 2004
                       5.00     325,000         150,000   (C)           174,900         June to November, 2004
                                                    100   (E)
                       6.00      35,000               -                  35,000         December, 2004
      ---------               ---------         --------              ---------
      1,237,666               1,070,000         659,516               1,648,150
      =========               =========         ========              =========

   Options are granted for services to be provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

   The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on January 26, 1998: risk free interest rate was 5.47%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between August 14, 1998 and February 23, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends; and for grants between May 19, 1999 and December 1, 1999, as a group: risk free interest rate was 5.27%, expected volatility of 20%, an expected option life of six months and no expected dividends.

   If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months and nine months ended February 29, 2000 and February 28, 1999 would have been as follows:


                                   Three months ended                Nine months ended
                                      February 29,                      February 29,
                                   ---------------------          ------------------------
                                    2000          1999               2000          1999
                                     $              $                  $             $
  Net loss
     As reported                 (1,198,740)    (145,894)          (2,470,180)    (444,107)
     Pro forma                   (1,381,476)    (150,636)          (3,163,854)    (459,897)
  Basic net loss per share
     As reported                      (0.16)       (0.03)               (0.34)       (0.04)
     Pro forma                        (0.18)       (0.03)               (0.44)       (0.04)

7. Contingent Liability - Lawsuit

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


8. Segmented Information

   The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

   The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

   Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 the Company began expansion of its ISP business into 22 cities in the United States by setting up Virtual ISP's. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the nine months ended February 29, 2000 was $129,141. There was no revenue generated during the period.

   The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $1,616,432 relating to such activities. The net loss relating to Internet activities in Canada amounted to $853,748.

                         INFORMATION HIGHWAY.COM, INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

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

The Company plans to market the Executive Site throughout North America, starting with its Virtual ISP locations. It also licenses to other ISPs customized Executive Sites in certain markets. The Company also offers its commercial clients the ability to market their products and services to Executive Site users through its newly developed Virtual Mall.

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

The Company does not plan to charge a fee for access to the basic Executive Site. It does charge a design fee and a recurring user fee for Executive Sites that it customizes for companies or associations. It also charges a monthly fee when it allows other ISPs to display a customized Executive Site. The Company expects to receive advertising and e-commerce commission revenues from the Executive Site.

The Company conducts its operations through one wholly-owned US subsidiary and three wholly-owned Canadian subsidiaries.

Information Highway, Inc. ("IHI"), a Washington corporation, actually acquired these subsidiaries. Then, in February 1999, IHI engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of IHI came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information Highway.com, Inc. and is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY).

In mid-March, the Company commenced trading on the newly created "High Risk Market" on the Hamburg Stock Exchange. This market is a market segment that features predominantly US companies that are listed on the OTC Bulletin Board or the NASDAQ Exchange. In order to ensure a high standard of quality for the Hamburg Stock Exchange, the Boerinmakler Schnigge AG and the World of Internet.com AG has created a set of strict admission rules for all companies.

Effect of Reorganization During Fiscal 1999

The reverse takeover was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between the Company, IHI and certain shareholders of IHI. The Company acquired 3,235,000 common shares of IHI out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. It is the Company's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of IHI on a one for one basis. As of April 10, 2000, 2,359,650 of the remaining 2,404,650 IHI shares had been exchanged for the same number of Company shares. In total, to April 10, 2000, approximately 99% of IHI shares had been exchanged. The Company has allotted 45,000 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of IHI to issue common shares pursuant to warrants and stock options issued by IHI.

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

Although planned principal activities have started producing significant revenues, in its effort to rapidly expand infrastructure and network services and develop the Executive Site(TM), the Company has suffered net losses each quarter to February 29, 2000. At February 29, 2000, its accumulated deficit was $4,126,954 and its working capital was $162,934. The Company expects to incur substantial operating losses, net losses and negative operating cash flow for the near term.

Revenues

Revenue consists of mainly the provision of Internet dial-up services. The Company receives limited revenue from banner advertisements, web-site development and hosting, e-commerce commission revenue and the resale of products over the Internet.

The Company completed a license agreement with ISP Power Corporation in early December. ISP Power Corporation's PRISM Software provides integrated billing and customer care software solutions. The PRISM software will consolidate all of the Company's billing and customer related management needs into one powerful, flexible and automated package that will help reduce costs and increase profits for the Company.

The PRISM software integrates into the Microsoft Commercial Internet System
(MCIS), which enables the Company to provide up-to-the-minute billing information to customers. In addition, the Company will be able to co-brand its billing system for Virtual ISP's, thereby allowing them to retain their own identity, even when it relates directly to the billing of their customers.

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

 .   Penetration of Target Markets - The Company selects certain target markets in which it will offer its services and commit corresponding resources for marketing and infrastructure. The Company bases its target market assessment on four years of research and development through its involvement in the Internet industry. Its ability to achieve market penetration in the target markets it selects to serve has a significant effect on the Company's ability to maintain and increase its revenues;

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

Results of Operations for the Three Months Ended February 29, 2000 as Compared to the Three Months Ended February 28, 1999

Revenues

Revenues increased by $80,000 (31%) to $335,000 from $255,000 in the comparative quarter. This increase was due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site(TM), the Company anticipates that the dollar amount of future revenues will continue to increase over current levels. During the first six months ended November 30, 1999, the Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the three months ended February 29, 2000 was $48,364. There was no revenue generated during the quarter from these ports.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers, reselling Executive Site information and service modules pursuant to license agreements and reselling product over the Internet. The Company has also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $10,000 and costs were $8,000.

Cost of Revenues

Cost of revenues increased by $308,000 (174%) to $485,000 from $177,000 in the comparative quarter. One-time "catchup" Internet and telephone charges, totalling $220,000, were paid or accrued during the quarter. These are not expected to occur in future. The largest components of cost of revenues are telephone costs and Internet and license fees. The increases in these costs are reflective of the increase in the Company's subscriber base. Sales increased by 31% while cost of revenues increased by 50% not including the one-time "catchup" charges. The Company realizes some economy of scale because some of the fixed cost of revenue relating to equipment and rent.

The Company completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e-commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. The Company also licensed its customized portal site http://www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC. The agreement represents the first step of the Company's North American roll out, in which the Company will license its services to other virtual Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fibre optic network. The Company plans to aggressively market its services to several other major US cities including Seattle, Dallas, Boston, Chicago, Atlanta, Cincinnati, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, San Diego, San Jose, Tampa and New Jersey.

Gross Profit

After deducting the effect of the one-time catchup charges discussed under "Cost of Revenues" gross profit decreased by $8,000 (10%) to $70,000 from $78,000 in the comparative quarter. As a percentage of sales gross profit decreased to 21% from 30% in the comparative quarter. Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

Marketing and sales expenses have increased by $79,000 (168%) to $126,000 from $47,000 in the comparative quarter. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. The Company had very little marketing and sales effort in the comparative quarter.

General and Administrative Expenses

General and administrative expenses for corporate overhead and Internet business related activities combined have increased by $666,000 to $810,000 from $144,000 in the comparative quarter.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $634,000 to $703,000 from $69,000 in the comparative quarter. As a result of the reverse takeover during February, 1999, the Company now is incurring expenses relating to being an active operating public company and is incurring additional expenses relating to investor relations and financial consulting.

Investor relations and financial consulting increased by $400,000 to $431,000 as compared to $31,000 in the comparative quarter. Part of this increase was $79,000 paid in shares (in the previous quarter) to IP Equity, Inc. for Internet-based marketing and financial consulting services. Pursuant to this Agreement the Company was also committed to file a Registration Statement registering these securities by November 6, 1999. IP Equity, Inc. and the Company have agreed to pay interest of $23,000 until such time as the commitment is met. During the current quarter a total of $87,000 was paid and/or accrued and charged to operations. A company was paid $60,000 and was issued warrants in the previous quarter valued at $147,800 for a marketing and advertising program including banner ads, newsgroup coverage and press release distribution. A total of $153,000 of these costs were charged to operations this quarter. A company was issued 20,000 shares valued at $73,000 for European investor relations of which $50,000 was charged to operation during this quarter.

Professional fees increased by $60,000 to $74,000 from $14,000 in the comparative quarter. These additional costs relate to a number of security issuances and regulatory matters.

Another one-time charge was a $100,000 bonus declared payable to the President of the Company for all prior services rendered.

General and administrative expenses relating to Internet business related activities increased by $32,000 to $107,000 from $75,000 in the comparative quarter. The major components of these expenses were: amortization of goodwill of $43,000, salaries and consulting fees of $39,000 (up by $19,000) and telephone costs of $11,000.

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

Product development expenses increased by $31,000 (94%) to $64,000 from $33,000 in the comparative quarter. The major component of the increase in product development expenses was salaries and consulting fees of $50,000 as the Company continues to expand its services and improve its products.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $15,000 to $25,000 as compared to $10,000 in the comparative quarter.

Purchased goodwill was amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill was fully amortized by the end of the quarter.

The Company anticipates entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Three Months Ended February 29, 2000 as Compared to the Three Months Ended February 28, 1999

The Company's net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding its marketing plan into other North American markets. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the three months ended February 29, 2000 was $48,364. There was no revenue generated during the period from these portals. Other operating activities conducted in the United States were expenses incurred for investor relations and professional fees. The Company's head office is in Richmond, BC, Canada, which does not conduct any business related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company.

Results of Operations for the Nine Months Ended February 29, 2000 as Compared to the Nine Months Ended February 28, 1999

Revenues

Revenues increased by $249,000 (33%) to $1,003,000 from $752,000 in the comparative period. This increase was due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for its ISP services and the Executive Site(TM), the Company anticipates that the dollar amount of future revenues will increase over current levels. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the nine months ended February 29, 2000 was $129,141. There was no revenue generated during the period from these ports.

The Company is beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers, reselling Executive Site information and service modules pursuant to license agreements and reselling product over the Internet. The Company has also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $10,000 and costs were $8,000.

Cost of Revenues

Cost of revenues increased by $405,000 (77%) to $927,000 from $522,000 in the comparative period. One-time "catchup" Internet and telephone charges, totalling $220,000, were paid or accrued during the period. These are not expected to occur in future. The largest components of cost of revenues are telephone costs and Internet and license fees. The increases in these costs are reflective of the increase in the Company's subscriber base. Sales increased by 33% while cost of revenues increased by 35% not including the one-time "catchup" charges. The Company realizes some economy of scale because some of the fixed cost of revenue relates to equipment and rent.

The Company completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e-commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. The Company also licensed its customized portal site http://www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC. The agreement represents the first step of the Company's North American rollout, in which the Company will license its services to other virtual Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fiber optic network. The Company plans to aggressively market its services to several other major US cities including Seattle, Dallas, Boston, Chicago, Atlanta, Cincinnati, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, San Diego, San Jose, Tampa and New Jersey.

Gross Profit

After deducting the effect of the one-time catchup charges discussed under "Cost of Revenues" gross profit increased by $65,000 (28%) to $295,000 from $230,000 in the comparative period. As a percentage of sales gross profit stayed the same at 30%. Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. The Company intends to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

Marketing and sales expenses have increased by $175,000 (122%) to $318,000 from $143,000 in the comparative period. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. The Company had very little marketing and sales effort in the comparative period.

General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities combined have increased by $1,481,000 to $1,914,000 from $433,000 in the comparative period.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $1,416,000 to $1,616,000 from $210,000 in the comparative period. As a result of the reverse takeover during February, 1999, the Company now is incurring expenses relating to being an active operating public company and is incurring additional expenses relating to investor relations and financial consulting.

Investor relations and financial consulting increased by $1,066,000 to $1,153,000 as compared to $87,000 in the comparative period. Part of this increase was $679,000 paid in shares to IP Equity, Inc. for Internet-based marketing and financial consulting services. Pursuant to this Agreement the Company was also committed to file a Registration Statement registering these securities by November 6, 1999. IP Equity, Inc. and the Company have agreed to pay interest of $23,000 until such time as the commitment is met. During the current quarter a total of $87,000 was paid and/or accrued and charged to operations. A company was paid $60,000 and was issued warrants in the previous quarter valued at $147,800 for a marketing and advertising program including banner ads, newsgroup coverage and press release distribution. A company was issued 20,000 shares valued at $73,000 for European investor relations.

Professional fees increased by $91,000 to $138,000 from $47,000 in the comparative period. These additional costs relate to a number of security issuances and regulatory matters.

Another one-time charge was a $100,000 bonus declared payable to the President of the Company for all prior services rendered.

General and administrative expenses relating to Internet business related activities increased by $75,000 to $298,000 from $223,000 in the comparative period. The major components of these expenses were: amortization of goodwill of $135,000, salaries and consulting fees of $101,000 (up by $41,000) and telephone costs of $22,000.

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

Product development expenses increased by $86,000 (87%) to $184,000 from $99,000 in the comparative period. The major component of the increase in product development expenses was salaries and consulting fees of $100,000 as the Company continues to expand its services and improve its products.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $35,000 to $72,000 as compared to $37,000 in the comparative period.

Purchased goodwill was amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill was fully amortized by the end of the period.

The Company anticipates entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Nine Months Ended February 29, 2000 as Compared to the Nine Months Ended February 28, 1999

The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 the Company began expansion of its ISP business into 22 cities in the United States by setting up Virtual ISP's. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the nine months ended February 29, 2000 was $129,000. There was no revenue generated during the period from these portals.

The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $1,616,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $854,000.

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

Liquidity and Financial Resources

The Company has historically satisfied its capital needs by borrowing from affiliates in the short-term and by issuing equity securities.

It has also used these sources to provide a portion of its operating cash requirements to make up for a cash shortfall from operating activities. During the nine months ended February 29, 2000, the Company used $2,034,000, generated by issuing equity securities, to fund its operating cash shortfall of $1,300,000 to repay borrowings from affiliates of $113,000, to make capital expenditures of $156,000 and to increase its cash position by $461,000 to $498,000. The operation, development and expansion of the Company's business will likely require additional capital infusions for the foreseeable future.

The Company has working capital, as at February 29, 2000, of $163,000, and will require additional funds to finance its ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. The Company plans to manage its payables balances and satisfy its operating and capital needs partially by generating cash (although at a shortfall) through its operating activities and partially through issuing equity securities.

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

The Company will need additional funds to continue in business and to implement its business plan as proposed. In addition to working capital as at February 29, 2000 of $163,000 the Company has raised a further $100,000 pursuant to a private placement of 25,000 units at $4.00 per unit. On March 7, 2000 the Company received gross proceeds of $1,500,000 (net proceeds of $1,332,727 after a commission of $150,000 and legal fees of $17,273 were paid) pursuant to the issuance of the Company's $1,500,000 principal amount of 5% Convertible Debentures. The Company also issued to the Debenture holder a warrant to acquire 225,000 shares of the Company exercisable at $6.22875 expiring March 3, 2002.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. The Company's strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to its agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. The Company may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. The Company has switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the nine months ended February 29, 2000 was $129,000. There was no revenue generated during the period from these portals. The Company expects its capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of its defined markets. The Company made capital expenditures of $156,000 in the current period, principally to acquire hardware related to the development and maintenance of the Executive Site. Included in this is $96,000 of computer equipment acquired by way of a capital lease.

The Company has arranged a 30 day contract with eQuest Technologies, Inc. a Microsoft Certified Solution Provider to implement Microsoft's Commercial Internet System (MCIS). eQuest Technologies, Inc. and ISP Power Corporation will also install and integrate PRISM's billing and accounting package for the Company. In addition eQuest can provide to the Company the installation of network infrastructure, security, custom and application development.

The first phase has commenced at the Company's network operations center in Vancouver BC, which entails the installation/integration of IBM's servers and MCIS 2.5 components. The second phase will consist of the integration and customization of the PRISM billing system.

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

To date, the Company spent an estimated $100,000, in part to address year 2000 issues. These expenditures consisted mainly of purchases of new year 2000-compliant computer equipment, and some of these purchases would have been made in the ordinary course of replacing aging equipment. The Company presently estimates that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that the Company has already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of the Company's year 2000 review and remediation efforts to date, the recent development of its services, the recent installation of its information technology equipment and systems, the Company does not consider contingency planning to be necessary at this time.

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

PART II  Other Information

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         Recent Sales of Unregistered Securities.

         Set forth below is information regarding the issuance and sales of securities of the Company without registration during the quarter ended February 29, 2000. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         (1) In connection with the reorganization of the Company in February 1999, the Company assumed contractual obligations of one of its subsidiaries under outstanding warrants to issue shares of common stock for $1.00 per share. During the quarter ended February 29, 2000, the Company issued 339,700 shares pursuant to warrants exercised at $1.00 per share for total proceeds of $339,700. The sale of the shares was exempt from registration under Regulation S and under Rule 506 and under Section 4(2) of the Securities Act of 1933. The Company provided disclosure to each of the warrant holders in connection with the reorganization of Information Highway, Inc. (IHI) and the Company and pursuant to its filings with the Commission. Each of the warrant holders owned shares of IHI that they have now exchanged for shares of the Company. During the quarter ended February 29, 2000, the Company issued shares to 27 purchasers of which 6 were accredited investors and 10 were foreign citizens whose purchases were covered by Regulation S. On September 30, 1999, the Company had temporarily halted the exercise of its warrants until it could further verify the accredited investor status of some of its warrant holders and shareholders who had previously exercised similar warrants. Upon further investigation, the Company determined that through February 29, 2000, in connection with the exercise of all $1.00 warrants assumed in connection with the reorganization of the Company in February 1999, the Company issued shares to 76 purchasers, of which 23 were accredited investors and 18 were foreign citizens whose purchases were covered by Regulation S. All of the shares issued pursuant to the warrant exercises bear a legend indicating that they are restricted securities. $193,000 of these sales were exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

         (2) During the quarter ended February 29, 2000, the Company issued 79,350 shares pursuant to options exercised at between $0.50 and $5.00 per share for total proceeds of $187,625. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
         (a)  Exhibits.

         Exhibit No.      Description
         -----------      ---------------------------------------------------
             4.1          Agreement with Garry Savage (Promoter Agreement)
             4.2          Form of Warrants (100,000 shares at $4.00)
            27.1          Financial Data Schedule

                                   Signature
                                   ---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 14, 2000       INFORMATION HIGHWAY.COM, INC.


                            By:  /s/ John G. Robertson
                               -------------------------------------------
                                     John G. Robertson, President
                                     (Principal Executive Officer)