Form 10KSB
period 2000-05-31
INFORMATION HIGHWAY COM INC
filed 2000-08-29
CIK 1081240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -------------------------------

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended May 31, 2000
                          COMMISSION FILE NO. 0-25773

                         INFORMATION HIGHWAY.COM, INC.
          (Name of small business issuer as specified in its charter)

           FLORIDA                                        65-015410
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

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON
STOCK

  Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  The registrant's revenues for its most recent fiscal year were: $1,202,135

The Aggregate market value of the voting stock held by non-affiliates of the registrant on August 18, 2000, computed by reference to the price at which the stock was sold on that date: $6,758,042.50

  The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of August 18, 2000 was 8,113,334.

  Documents incorporated by reference: None.

  Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         INFORMATION HIGHWAY.COM, INC.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I

Item 1.    Description of Business                                               1

Item 2.    Description of Property                                              12

Item 3.    Legal Proceedings                                                    13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters             13

Item 6.    Management's Discussion and Analysis or Plan of Operation            16

Item 7.    Financial Statements                                                 29

PART III

Item 9.    Director's Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                    30

Item 10.   Executive Compensation                                               31

Item 11.   Security Ownership of Certain Beneficial Owners and Management       33

Item 12.   Certain Relationships and Related Transactions                       34

Item 13.   Exhibits and Reports on Form 8-K                                     35

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Information Highway.com, Inc. serves as an Internet Service Provider, or ISP, for companies and individuals that need access to the Internet in exchange for a recurring fee. We have also developed and begun providing a compilation of Internet-based services and information catering to business professionals known collectively as www.theexecutive.com. We conduct our operations through the following three wholly-owned Canadian subsidiaries:

     .YesIC Communications, Inc., acquired in February 1997;
     .World Tel Internet (Toronto) Ltd., acquired in February 1997; and .Blue Crow Internet Company, Ltd., acquired in December 1996.

     Information Highway, Inc., a Washington corporation, initially acquired these subsidiaries. Then, in February 1999, Information Highway, Inc. engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of Information Highway, Inc. came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information Highway.com, Inc. Information Highway.com, Inc. is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY). Information Highway.com, Inc.'s executive offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada, our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409.

Business Development

     Information Highway.com was incorporated in Florida in December 1988 as Florida Venture Fund, Inc. Florida Venture Fund had not conducted any business prior to February, 1999, when it engaged in a reverse takeover with Information Highway, Inc., a Washington corporation. Information Highway, Inc. was formed in October, 1996. It began to build the basis for the current business of the Company by undertaking the following acquisitions:

     .YesIC Communications, Inc., acquired in February, 1997;
     .World Tel Internet (Toronto) Ltd., acquired in February, 1997; and .Blue Crow Internet Company, Ltd., acquired in December, 1996.

In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. The reverse takeover of Florida Venture Fund, Inc. by Information Highway, Inc.was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between Florida Venture Fund, Inc., Information Highway, Inc. and certain shareholders of Information Highway, Inc. Florida Venture Fund, Inc. acquired 3,235,000 common shares of Information Highway, Inc. (out of a total of 5,639,650 issued and outstanding common shares) in exchange for 3,235,000 common shares of Florida Venture Fund, Inc. In connection with the reverse takeover, FloridaVenture Fund, Inc. changed its name to Information Highway.com, Inc. It is our intention to complete the exchange of shares of Information Highway.com common stock for the remaining and outstanding common shares of Information Highway, Inc. on a one for one basis. As of May 11, 2000 (date of exchange offering closing), 2,359,650 of the remaining 2,404,650 Information Highway, Inc. shares had been exchanged for the same number of Information Highway.com shares. Information Highway.com has allotted 45,000 shares in anticipation of the remaining shares of Information Highway, Inc. being exchanged in the future. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc. $100,000 was paid by Information Highway, Inc. to the controlling shareholder of Information Highway.com to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares. In total, to January 10, 2000, approximately 99% of Information Highway, Inc.shares had been exchanged. Information Highway.com has allotted 45,000 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be canceled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc. Information Highway, Inc. paid $100,000 to the controlling shareholder of Florida Venture Fund, Inc. as a finder's fee and to effect the Agreement and Plan of Reorganization.

Overview of Information Highway.com's Business

     We serve as an Internet Service Provider , or ISP, for companies and individuals that need access to the Internet in exchange for a recurring fee. We intend to provide ISP services to a steadily growing number of cities in North America as a Virtual ISP. A Virtual ISP provides Internet access to its customers using the underlying telecommunications infrastructure of another company, such as a telephone company. The Virtual ISP business model should enable us to avoid purchasing and installing backbone communications equipment and infrastructure in each city where we plan to offer ISP services.

     Our goal is to expand our ISP business throughout North America by negotiating access to Virtual ISP backbone facilities and then repackaging that access for sale to our customers and resellers (licensees). We have entered into agreements that permit us to market access to the Internet user in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. Toronto, Ontario is the first market in which we provided ISP services, beginning about four years ago.

     We believe that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through our portal site compilation of Internet-based services and information, we provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

Industry Background--The Internet

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

     Recent technological advances, combined with cultural changes and evolving business practices, have led to integration of the Internet into the activities of individuals and the operations and strategies of commercial organizations. Use of the Internet by individuals and relatively small businesses and other organizations has been accelerated by dramatic increases in cost-effective processing power and data storage capabilities in personal computers, as well as widespread availability of multimedia, fax/modem, and networking capabilities to the home computing market. According to CyberAtlas, the Computer Industry Almanac conducted a study that found that North America will remain the leading region for Internet users until at least 2005, projecting that it will grow from about 83 million Internet users at the end of 1998 to nearly 230 million by the end of 2005. By the end of the year 2000, the Computer Industry Almanac projects that Internet users in North America will number almost 149 million. The Computer Industry Almanac defines Internet users as adults with weekly usage in businesses and homes.

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

     Until recently, individuals could access the Internet only through an organization with a direct Internet connection, or through traditional online services employing closed, proprietary networks that allow Internet access only to limited Internet resources. With the growth and increasing commercialization of the Internet, a number of Internet Service Providers, or ISPs, including Information Highway.com, have emerged to provide direct access to individuals. Traditional online services also have begun to increase the scope and capacity of their access to the Internet. Access providers vary widely in geographic coverage, subscriber focus and levels of Internet access. For example, access providers may concentrate on certain types of subscribers (such as businesses or individuals) that differ substantially in the type of service and support required. Providers may also differ according to whether they provide direct or non-direct access to the Internet. Direct access through Internet protocol such as PPP (Point-to-Point Protocol) enable users to establish direct connections to other computers on the Internet, including worldwide web sites or computers operated by other users, and thereby have access to the full range of Internet resources. Like most regional and national ISPs, we offer direct Internet access.

Principal Services

     We currently derive the overwhelming majority of our revenues (approximately 98%) from our ISP business. However, in the near future we expect that, with the advertising and e-commerce marketing plans currently undertaken, an increase in our revenues will be generated from our licensed portal partners, licensed resellers, and high speed Digital Subscriber Line (DSL) customers in the North American market. Over the past 18 months, we have devoted significant resources to developing our portal site, which provides localized and portal content catering to business professionals. We believe that the portal site will ultimately produce significant revenues, as well as complement our ISP services by functioning as an Internet access gateway.

     Key strategic developments to date have included equipment, software and robust network infrastructure acquisitions, acquisitions of licenses for web content, research and development and marketing plan development. We possess what management considers to be the latest in high-end computer management systems. Hardware systems have been installed, tested, and are operating with comprehensive redundancy and contingency plans (although we cannot guarantee that we would maintain service in the face of every kind of natural disaster or man-made disruption). We have the capacity to increase hardware storage capabilities due to the modular nature of our equipment and without system downtime.

ISP Services

     We serve as an ISP for companies and individuals that need access to the Internet in exchange for a recurring fee. We began as a local ISP in Toronto and Vancouver, purchasing and installing the backbone communications equipment and infrastructure necessary to be a stand-alone ISP. Our costs of providing ISP services have historically included equipment installation and ongoing service and maintenance charges. We intend to provide ISP services to a steadily growing number of cities in North America as a Virtual ISP by providing Internet access to our customers using the underlying telecommunications infrastructure of other companies, such as telephone companies. The Virtual ISP business model can enable us to avoid purchasing hardware and installing backbone communications equipment and infrastructure in each city where we plan to offer ISP services. As we introduce our Virtual ISP presence in additional cities, each city will represent an increased lease charge under our agreements with Internet access providers due to the need to add bandwidth to accommodate the customer base in the new market. As we expand our presence in a particular market, we will require additional increases in bandwidth depending on data transmission volumes.

     Our goal is to expand our ISP business throughout North America by negotiating access to the telecommunications backbone facilities of Internet access providers and then repackaging that access for sale to our customers and resellers (licensees). We have entered into agreements that permit us to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. In September 1999, we entered into an agreement with Bell Atlantic that lets us provide Internet access in the Northeast United States on high-speed Digital Subscriber Lines, or DSLs. The agreement has a three-year term and is subject to renewal annually thereafter. Under the agreement, we pay fees to Bell Atlantic monthly based on a per-user basis. In March 1999, we entered into an agreement with Level 3 Communications that lets us provide Internet access in 20 cities across the United States using their fiber-optic backbone (a phone line). The agreement does not have a specific term and is on a month-to- month basis. Under the agreement, we pay fees to Level 3 Communications based on a per-port fee (each port provides capacity for a certain volume of data transmission). In November 1998, we entered into an agreement with Metro Net Communications, recently acquired by AT&T, which permits us to use their Canadian network of high-speed, fiber-optic ATM links. The agreement has a five- year term and no stated renewal clause. Under the agreement, we pay fees to Metro Net Communications based on a per-port fee. We plan to pursue agreements with additional Internet access providers based on the markets we seek to serve and the acceptability of the terms offered by Internet access providers serving those markets. We must develop and maintain our relationships with telecommunications companies in order to implement our Virtual ISP business model and facilitate broad market acceptance in North America of our services and enhance our sales.

     We select certain target markets in which we will offer our services and commit corresponding resources for marketing and infrastructure. We base our target market assessment on four years of research and development through our involvement in the Internet industry. Because we do not have a universal presence on the Internet as an ISP, our ability to achieve market penetration in the target markets we select to serve has a significant effect on our ability to maintain and increase our revenues. As of January 31, 2000, we had approximately 15,000 dial-up customers through our own ISP service and through our resellers in North America. Maintaining market penetration successes by minimizing customer turnover also has a significant effect on our ability to maintain and increase our revenues. We have had an overall rate of customer turnover during the past four years of approximately 6,000 ISP customers. A large portion of this turnover has occurred due to some technical difficulties rolling out new AT&T (formerly MetroNet) leased lines. A higher percentage of customers than usual have terminated service due principally to slow transmission speeds and inadvertent disconnection of transmissions. We are working with AT&T to correct these problems. We expect customer turnover to increase in the future as competition intensifies. We expect that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP users to switch their ISP. We believe that the availability of customized portal sites (and other such similar Internet link compilations targeted to specific user groups) with our value-added services will increasingly become another factor that ISP customers will consider in their assessment of service quality.

     We currently have a significant market presence (more than 13,000 dial-up ISP customers) in Toronto. In addition, we have begun to provide ISP services in Vancouver and

Calgary as a Virtual ISP. We can now offer through Level 3's fibre optic backbone broadband ISP services in Seattle, Washington, D.C., Dallas, Houston, Philadelphia, San Francisco, Miami, New York, Baltimore and Los Angeles. We will add additional cities to our service area as we assess the market opportunities and the terms available from Internet access providers.

Recent Developments

     In December 1999, we completed a license agreement with ISP Power Corporation, whereby we licensed ISP's PRISM software that provides integrated billing and customer care software solutions, which will consolidate all of our billings and customer related management needs into one powerful, flexible and automated package that reduces costs and increases profits. The PRISM software integrates into the Microsoft Commercial Internet System. This software package provides up-to-date information about customers and enables us to co-brand our billing system to our Virtual ISP's, while allowing them to retain their own identity, even when it relates directly to the billing of their customers. With the installation of this new software and the implementation of Microsoft's MCIS system, we can now scale up to 10,000,000 users by increasing its hardware.

     On August 24, 1999, we entered into a multi-user DSL agreement with Bell Atlantic Data Solutions to sell multi-user ADSL (Asymmetric Digital Subscriber line) service, Internet access and ancillary services. This enables us to offer to our business customers ADSL Internet service for up to 30 users over one phone line within the Bell Atlantic footprint in the United States, which consists of thirteen states from Virginia to Maine. We will offer three types of Infospeed DSL with downstream speeds of up to 7.1 Mbps and upstream speeds of up to 680 Kbps.

     In February 2000, we launched our Voice Over Internet Protocol (VoIP) analog program, beginning with production on its rollout program in Canada utilizing AT&T's fibre optic backbone. With our gateway (www.ihwyphone.com) basic and enhanced voice services over the Internet, including voice enhanced web commerce and interactive multimedia communications are now offered.

     On February 17, 2000, we entered into a partnership agreement with LinuxWizardry Systems, Inc. to distribute and market its Linux based, low cost router to our customers. The Linux operating system allows for an easy configuration of Internet routers and network appliances through a drag and drop graphical user interface. The LinuxWizardry router will not require an expensive network specialist to configure the LinuxWizardry router and will therefore allow small businesses to take control of their networks.

     We selected Ramp Networks, Inc. to provide ADSL solutions to our small businesses and residential markets in the Bell Atlantic footprint in the Eastern United States, as well as selected cities served by Level 3 Communications nationwide. High-speed ADSL service with the WebRamp 600I, Ramp's enhanced platform for software and services, is available through our network of ISPs. Ramp is also a licensed reseller of our Internet service and related services through Ramp's value-added resellers.

     In March 2000, we launched our Spanish portal site (http://latino.theexecutive.com), which Portal site offers free access for Spanish speaking users, allowing them access to all of our standard service on its portals. We are also in the process of co-branding further content and shopping resources with www.itiendas.com, www.espanol.com and CD NOW in Spanish.

     Effective March 2000, we commenced trading on the newly created High Risk Market on the Hamburg Stock Exchange, which is a market that features predominantly US companies listed on the OTC Bulletin Board or the NASDAQ exchange.

     In June, 2000, we signed a non-exclusive license with The Eezinet Corporation expanding a portal site previously granted for New York City, New York to a nationwide portal throughout the United States. Eezinet was also granted a license to resell our portals, with any revenues received to be divided equally between Eezinet and Information Highway.com.

Our Portal Site

     We believe that Internet users will begin to select their ISP based in part on the value-added services that their ISP provides. Through our portal site compilation of Internet-based services and information, we provide localized and portal content designed to cater to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

     We are now licensing customized portal sites to other ISPs, companies and individuals throughout North America. We also offer our clients the ability to market their products and services to portal site users through our Virtual Mall. We believe the portal site will be popular because most business professionals do not want to spend a lot time surfing the Internet for the information that they need. The portal site has assembled a functional portal site to enable users to access the information they require immediately. Portal site users will be able to:

     .Monitor and research the stock market;
     .Plan and book their next business trip;
     .Check the local news and weather;
     .Find a suitable restaurant in their area;
     .Participate in online forums;
     .Use of our virtual shopping mall;
     .Carry out electronic transactions via e-commerce; and .Use our Web-based Internet based Voice Over Internet Protocol service

     We do not charge a fee for access to our portal site. We charge a design fee and a recurring maintenance fee for our portal site partners that we customize for companies or associations. We also charge a monthly maintenance fee when we license portals to other ISPs to display our customized portal site. We receive additional revenues from advertising and e-commerce generated from each customized portal site. Our portal site has two main purposes. One important purpose of the portal site is to provide our value added services. Thus far the industry has focused on providing high speed access to the Internet and has largely neglected the content development market. The greatest difficulty in content development is encouraging people to pay for the information they need. Some companies have attempted to charge for information. However, information can always be found free on the Internet. While people will not pay for raw information, we believe that when information and services are properly bundled, Internet users will find value in convenience, organization, relevance, and meaningful communication. Internet content is now aimed at broad target markets doing little to customize information to users needs. Our portal site aims to provide content customized to the needs of our dial-up users, partners, specific interest groups, companies, and associations.

Although anyone with Internet access will be able to visit the basic portal site or the customized regional sites maintained by us, only our (or one of its ISP licensee's) ISP customers will be able to access certain value-added services available on the portal site. For example, we currently offer our ISP customers e-mail with no additional charge, and plan to offer 100 minutes of voice-over Internet Protocol or IP, phone service with no additional charge. Anybody accessing a portal site who is not an ISP customer of ours (or one of our ISP licensees) cannot access these value-added services without any additional charge. We believe that by providing these value-added services, along with the other useful services and content conveniently located at the portal site, we will have a competitive advantage in attracting and retaining ISP customers. Our portal site's second main purpose is to be a profit center. We believe that the portal site will ultimately become a profit center in its own right. We believe we can generate non-ISP revenues by providing information organized and packaged for consumers and businesses. While people will not pay for raw information, we believe that when information and services are properly bundled, two distinct revenue streams are available. One revenue stream will be available from licensees that wish to customize our portal site for their own targeted user group. Such licensees would include other ISPs, companies and associations. We believe that they will pay for the convenience, organization, relevance, and meaningful communication provided by the pre-packaged portal site information and services, and the tools required to organize and maintain them. A second distinct revenue stream will be available by virtue of Internet users (whether they are our ISP customers and licensees, or those of other unrelated ISPs) visiting the portal site and accessing its information and services. This revenue stream would include advertising and e-commerce commission revenues. Our portal site is a new concept and, while we have high hopes for its ultimate success, has yet to provide material revenues.

     We have committed significant resources to the development of the portal site, and we intend to continue to commit significant resources to its development, maintenance and marketing and advertising. Through research, design, programming, co- branding, and licensing, we compile a collection of the most compelling and functional Internet services. These services are then synthesized into a single web interface. Finally, this web interface is customized to function as a dedicated service for dial-up communities, interest groups, associations, and companies, who in turn sell dial-up access to the service to their users, members, associates, or employees. In other words, the portal site makes available Internet comprehensive services such as stock quote systems, travel reservation systems, shopping networks, and chat technologies, and then adds information and directories unique to any given group or organization. In some cases, its networks may even form the backbone of a corporate Intranet. Because of the modular nature of the portal site's information and service components, we can offer businesses and associations the components that they want as the basis of their customized intranets or executive sites. An initial development and licensing fee, together with monthly maintenance fees, will be charged for the development of a customized portal site. The modular nature of the portal site's information and service components will also facilitate establishing local customized portal sites in those markets where we, or one of our licensees, seek to establish or maintain an ISP presence.

     Our portal site, with its value-added services, is available to Internet users, and a print and Internet advertising campaign is currently underway to attract additional Internet users (prospective new ISP customers) to the portal site. We also have succeeded in attracting some business advertising, and we intend to seek additional advertising customers. We have also introduced our Virtual Mall. The Virtual Mall provides links to web pages where Internet users can view merchandise and make purchases using their credit cards. We either receive a commission from the vendor when an Internet user makes a purchase after entering a web page through the Virtual Mall or we receive rent from the vendor for providing a link to the vendor's web page from the Virtual Mall.

     We also license portal sites to third parties that want to display their own web pages. Since March 1999, we have licensed our portal site to five partners in the United States. Pursuant to the licenses, we developed private-labeled versions of the portal site for the licensees for their customers throughout Canada and the United States. The licensees paid an initial set up fee and pay a monthly maintenance fee. Each licensee also shares with us the advertising and e-commerce revenues generated from the portals. In April 1999, we also licensed a Spanish version of our portal site to an ISP in Mexico City, Mexico. We believe that we will continue to enter into license agreements with other ISPs, companies and associations in the future. We are currently pursuing an aggressive advertising and marketing campaign underway throughout the United States and Canada.

Although the portal site (www.theexecutive.com) does not yet provide a material portion of our revenues, we believe that in the near future the revenues generated by the licensing of portal sites will increase both in terms of absolute dollars and as a percentage of total revenues. We constantly assess the content of the portal site, adding, deleting or substituting information or services when warranted. Currently the major components of the portal site include:

     .  Ichat Rooms's chat room system
     .  Information Highway.com's Virtual Shopping Mall
     .  Information Highway.com's Travel and Destination Guides
     .  Yahoo Online Television Broadcast
     . Screaming Media, a comprehensive service of entertainment, sports, stocks, weather, etc.
     .  Web-based E-mail

     .  Online Education
     .  VoIP Web-based Internet Long Distance Phone Calls
     .  Paytrust Bill Payment System

     Some of this content is actually resident on our web pages, and some of it is accessed by links to other websites. Compensation arrangements with content providers are generally based on the number of Internet users that access a particular item of content (known in the industry as hits). With respect to advertising revenues derived from banner advertisements placed on various web pages, we generally share revenue with the content provider for the web page. In addition, we entered into a two year licensing and multicasting agreement with broadcast.com. We will sell broadcast.com's services to associations, local ISPs, portal site users, local dial-up, and national virtual ISP customers. Services will include audio and video hosting, and live event broadcasting (multicasting) including multimedia presentations, trade shows and conferences. We will receive a percentage of revenues generated by these services for a period of two years and will have the option to renew this contract annually.

     These components represent only a small sample of planned future content. We anticipate entering into similar agreements in the future to fully develop and expand the content in the portal site. New content suppliers are constantly being identified for existing and potential portal sites. Additional content will also be developed by associations and companies themselves.

Competitive Conditions

     The market for Internet products, services and advertising is new, rapidly evolving and intensely competitive. We currently or potentially compete with many other ISPs, providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to provide ISP services and to launch new websites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services. We compete with other ISPs for ISP customers. Although some affirmative effort is required to change ISPs, there are no significant barriers to ISP customers changing their ISP in response to service quality or price considerations.

     We compete with online services and other websites, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets. The number of companies offering e-commerce outlets and selling web-based advertising, and the available inventory of related space on web pages, has recently increased substantially. Accordingly, we may face pricing pressure on our e-commerce commissions and for the sale of advertisements.

     Many of our competitors, as well as potential entrants into our markets, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and website and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with ISPs, providers of web directories, search and information services or advertising solutions, and existing ISPs, providers of web directories, search and information services or advertising solutions may continue to consolidate. In addition, providers of Internet browsers and other Internet products and services who are affiliated with ISPs or providers of web directories and information services in competition with our portal site may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

Governmental Regulation

     The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission, or FCC, in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our services. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us. Also, Congress recently passed (and the President has signed into law) the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, the United States recently enacted the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. We cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that this legislation will not impose significant additional costs on our business or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject t claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

     Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Other Information

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. Our staff has grown and will continue to grow substantially. At August 1, 2000, we had a total of 34 employees. We are continuing to expand our infrastructure, including hiring new employees when required, including key employees in marketing and technology development. We will need to expand our infrastructure, which will include hiring certain key employees, including without limitation, key employees in marketing and technology development. Hiring such employees has historically been difficult.

     We do not believe that environmental laws have or will have a significant effect on our business. In their report on our financial statements, our auditors have expressed doubt about our ability to continue in business as a going concern. We will need additional funds to continue in business and to implement our business plan as proposed, which we may not be able to obtain. Equity or debt financing may not be available to us on terms acceptable to us, or at all. We have undertaken steps to address Year 2000 Issues.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our headquarters and executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X 2W8 and our telephone number is
(604) 278-7494. Our leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments Ltd., a private British Columbia company owned by Susanne Robertson, the wife of John G. Robertson. The monthly rent fee is approximately $350.00 ($CN500.00). We also lease facilities in Vancouver and Toronto. The Vancouver site supports both ISP services and the portal site. The lease term is 28 months with monthly payments of approximately $5,000.00 ($CN7,500.00). The Toronto offices support ISP services. The lease term is 54 months with monthly payments of approximately $4,150.00 ($CN6,230.00) We believe that our present facilities will be suitable for the operation of our business for the foreseeable future. The facilities are adequately insured against perils commonly covered by business insurance policies. These locations could be replaced without significant disruption.

ITEM 3. LEGAL PROCEEDINGS

     A Writ of Summons and Statement of Claim was filed against Information Highway.com in the Supreme Court of British Columbia on April 20, 1999 by a former employee and spouse of the employee. The employee was retained by Information Highway.com as a consultant on or about December 1996 and was subsequently terminated for cause by Information Highway.com in December 1997. The plaintiffs are seeking monetary damages related to the alleged remuneration due pursuant to an agreement and a stock option between Information Highway.com and the employee. The total damages claimed amount to $597,000, including alleged unpaid remuneration and a stock option benefit. The plaintiffs are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. This subsidiary, Blue Crow Internet Company, Ltd., operated at a net loss from operations during the period from acquisition in December 1996 to date. Information Highway.com believes that the plaintiff's allegations are without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defense. Information Highway.com intends to vigorously defend this action. To the knowledge of Information Highway.com's Executive Officers and Directors, Information Highway.com is not a party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the Officers and Directors know of no other threatened or contemplated legal proceedings or litigation.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Of And Dividends On Capital Stock And Other Shareholder Matters

     There is a limited public market for the Common Stock of Information Highway.com which has traded on the OTC Bulletin Board under the symbol "IHWY" since February 24, 1999. The high and low bid prices for the stock each quarter, through May 31, 2000, as reported by Nasdaq Trading & Market Services, are as follows:

                                                           Bid Price
                                                       High         Low
                                                       --------------------
Quarter ended February 28, 1999...................     $7.375       $  0.00
Quarter ended May 31, 1999........................     $12.50       $ 3.375
Quarter ended August 31, 1999.....................     $13.00       $3.1875
Quarter ended November 30, 1999...................     $ 8.75       $  2.50
Quarter ended February 29, 2000...................     $ 6.25       $  3.94
Quarter ended May 31, 2000........................     $ 7.00       $ 1.875

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of August 18, 2000, there were 8,113,334 shares of Common Stock outstanding, held by 185 shareholders of record and by various broker/dealers on behalf of an indeterminate number of street name shareholders. As of August 18, 2000, 1,601,900 shares of common stock were subject to issuance pursuant to outstanding options at prices ranging from $0.50 to $6.22875 per share and 980,567 shares of common stock were subject to issuance pursuant to outstanding warrants at prices ranging from $3.50 to $6.22875 per share.

Number of
Shares                    Description
2,492,267     Currently issued and permitted to be sold in secondary market without restriction
1,601,900     Options that could be exercised and then the shares resold immediately in secondary market without restriction
125,817       Shares that may be sold beginning on various dates from December
              8, 2000 to March 2, 2001 in secondary market without restriction.
674,450       Shares that may be sold beginning on various dates from March 29,
              2000 to February 18, 2001 in secondary market without restriction
129,750       Shares that may be sold beginning on various dates from May 27,
              2000 to July 15, 2000 in secondary market without restriction
880,500       Shares that may be sold beginning February 23, 2001 in secondary market without restriction*
129,750       Shares that may be sold beginning on various dates from March 3,
              2001 to February 18, 2002 in secondary market without restriction*
674,450       Shares that may be sold beginning on various dates from May 27,
              2001 to July 15, 2001 in secondary market without restriction
125,817       Shares that may be sold beginning on various dates from December
              8, 2001 to March 2, 2002 in secondary market without restriction.
155,000       Shares that may be sold beginning on various dates from May 15,
              2001 to August 3, 2001
3,486,500     Shares held by affiliates that may be sold under either Rule 701 or Rule 144 beginning March 29, 2000 and options held by
              affiliates that may be exercised either pursuant to Rule 701 or
              Form S-8
              (7 persons; each limited to 1% of outstanding shares every 3 months)
____________
* Shareholders may sell earlier than date indicated subject to the limitation that an affiliate may sell in the marketplace to approximately one percent of outstanding shares of Information-Highway.com every three months.

In addition, Information Highway.com has 980,567 warrants outstanding that the holders may exercise up until dates ranging from October 6, 2000 to December 1, 2002, entitling holders to purchase 980,567 shares of common stock at prices ranging from $3.50 to $6.22875 per share.

     Information Highway.com also has 1,601,900 options available for grant which may be exercised up until dates ranging from January 26, 2003 to December 1, 2004, entitling holders to purchase 1,601,900 shares of common stock at prices ranging from $0.50 to $6.00 per share.

     To date, we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

     Set forth below is information regarding the issuance and sales of our securities without registration during the past three years. No such sales involved the use of an underwriter.

     (1) On December 1, 1999, we entered into an agreement with Garry Savage issuing 100,000 warrants to acquire 100,000 shares exercisable at $4.00 per share expiring December 1, 2002. Copies of the agreement and warrants attached as exhibits to our February 24, 2000 10-QSB filing. The offer and sale of the warrants were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933.

     (2) On March 3, 2000 we entered into a Securities Purchase Agreement with Senasqua Investors LLC pursuant to which we issued debentures in the principal amount of $1,500,000 maturing March 3, 2002, and warrants to acquire 225,000 shares exercisable at $6.22875 per share expiring March 3, 2002. The aggregate purchase price for the debentures and warrants was $1,500,000. The offer and sale of the warrants and debentures were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933.

     (3) On May 31, 2000, we issued 8,750 shares pursuant to options exercised at prices between $0.50 and $0.75 per share for total proceeds of $5,000. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under our written stock option plan, a copy of which we have provided to participants. In the event Rule 701 is not available, we believe that 8,750 shares were also exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933. If the foregoing exemptions are not available, we further believe that these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

     (4) In May, 2000, we issued 50,000 shares to Capital Research Group Inc. for financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of
Section 5 of the Securities Act of 1933.

     (5) In May, 2000, we issued 75,000 shares to Park Avenue Consulting Group Inc. for financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of Section 5 of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       This prospectus contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the our Financial Statements and the Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this prospectus.

Overview

     We serve as an Internet Service Provider (referred to as an "ISP" in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. We intend to provide ISP services to a steadily growing number of cities in North America as a Virtual ISP . A Virtual ISP provides Internet access to its customers using the underlying telecommunications infrastructure of another company, such as a telephone company. The Virtual ISP business model should enable us to avoid purchasing and installing backbone communications equipment and infrastructure in each city where we plan to offer ISP services.

     Our goal is to expand our ISP business throughout North America by negotiating access to Virtual ISP backbone facilities and then repackaging that access for sale to our customers and resellers (licensees). We have entered into agreements that permit us to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. Our Northeast United States Internet access agreements permit us to provide Digital Subscriber Line, or DSL, access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. Toronto, Ontario is the first market in which we provided ISP services, beginning about four years ago. We believe that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through our portal site compilation of Internet-based services and information, we provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

     We plan to market the portal site throughout North America, starting with our Virtual ISP locations. We may also let other ISPs display customized portal sites in certain markets. We also offer our commercial clients the ability to market their products and services to portal site users through our newly developed Virtual Mall. Our portal site has assembled a functional business site to enable business professionals to immediately find what they need rather than spending time searching the Internet for the information they need. Portal site users are able to:

     . monitor and research the stock market;
     . plan and book their next business trip;
     . check the local news and weather;
     . participate in online forums;
     . carry out electronic transactions via e-commerce; and . find a suitable restaurant in their area.

     We do not charge a fee for access to the basic portal site. We charge a design fee and a recurring maintenance fee for portal sites that we customize for companies or associations. We also charge a monthly maintenance fee when we license portals to other ISPs to display a customized portal site. We receive additional revenues from advertising and e-commerce transactions generated from each customized portal site.

We Conduct Our Operations Through One Wholly-owned US Subsidiary and Three Wholly-owned Canadian Subsidiaries

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

Effect of Reorganization During Fiscal 1999

     The reverse take-over was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and completed on February 23, 1999 between Florida Venture Fund, Inc., Information Highway, Inc. and certain shareholders of Information Highway, Inc. Florida Venture Fund, Inc. acquired 3,235,000 common shares of Information Highway, Inc. out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of Florida Venture Fund, Inc. It is Information Highway.com's intention to complete the exchange of shares of its common stock for the remaining and outstanding common shares of Information Highway, Inc. on a one for one basis. As of May 11, 2000 (date of exchange offering closing), 2,359,650 of the remaining 2,404,650 Information Highway, Inc. shares had been exchanged for the same number of Information Highway.com shares. Information Highway.com has allotted 45,000 shares in anticipation of the remaining shares of Information Highway, Inc. being exchanged in the future. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc. $100,000 was paid by Information Highway, Inc. to the controlling shareholder of Information Highway.com to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares.

     For accounting purposes the acquirer was the legal subsidiary, Information Highway, Inc., as approximately 95% of the issued and outstanding common shares of Florida Venture Fund, Inc. at the time of the reverse takeover were owned by the shareholders of Information Highway, Inc. and the Board of Directors of Information Highway, Inc. now comprises Information Highway.com's Board of Directors. As Information Highway, Inc. is the legal subsidiary of Information Highway.com, Inc., the nature of the business combination is a reverse takeover whereby the control of the assets and the business of Florida Venture Fund, Inc. (as it was then named) was acquired by Information Highway, Inc. and the consolidated financial statements are issued under the name of Information Highway.com, Inc., but is a continuation of Information Highway, Inc. and not Florida Venture Fund, Inc. The legal capital structure remains that of Florida Venture Fund, Inc. but the stated shareholders' equity of Information Highway, Inc. has replaced the stated shareholders' equity of Florida Venture Fund, Inc. Similarly, Florida Venture Fund, Inc.'s statements of operations and cash flows represent a continuation of Information Highway, Inc.'s consolidated financial statements.

Factors Affecting Ongoing Operations

     Prior to acquiring Information Highway, Inc. in February, 1999, we had not conducted any business since inception in 1988. The following discussion relates to Information Highway, Inc.'s continuing operations and not that of the Information Highway.com prior to the reverse takeover.

     Although planned principal activities have started producing significant revenues, in our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to May 31, 2000. At May 31, 2000, our accumulated deficit was

$5,791,319 and our working capital was $ 579,367. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

Revenues

     Revenue consists of mainly the provision of Internet dial-up services. We receive limited revenue from banner advertisements, web-site development and hosting, e-commerce commission revenue and the resale of products over the Internet.

     We completed a license agreement with ISP Power Corporation in early December. ISP Power Corporation's PRISM Software provides integrated billing and customer care software solutions. The PRISM software will consolidate all of our billing and customer related management needs into one powerful, flexible and automated package that will help reduce costs and increase profits for ourselves.

     The PRISM software integrates into the Microsoft Commercial Internet System
(MCIS), which enables us to provide up-to-the-minute billing information to customers. In addition, we will be able to co-brand our billing system for Virtual ISP's, thereby allowing us to retain our own identity, even when it relates directly to the billing of our customers.

     Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customer deposits for Internet dial-up services to be provided in the future are treated as deferred revenues. The following factors affect our revenue:

     .Service Offering--We derive most of our operating revenue from the ISP service we provide to our customers;

     .Penetration of Target Markets--We select certain target markets in which we will offer our services and commit corresponding resources for marketing and infrastructure. We base our target market assessment on two years of research and development through our involvement in the Internet industry. Our ability to achieve market penetration in the target markets we select to serve has a significant effect on our ability to maintain and increase our revenues;

     .Turnover--Maintaining market penetration successes by minimizing customer turnover also has a significant effect on our ability to maintain and increase our revenues. To date, customer turnover has been minimal. We expect customer turnover to increase in the future as competition intensifies. We expect that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch their ISP;

     .Portal site--Portal site revenues, which to date are mostly from advertising, are not yet material to our total revenues. We expect that advertising and e-commerce commission revenues related to our customized portal site, as well as fee-based revenues from customized portal site licensees, will grow in the future, both in dollar amount and as a percentage of our total revenues.

Cost of Revenues

     Cost of revenues consists primarily of the cost of serving our Internet dial-up service customers and the cost of developing web-sites for customers. These costs include salaries for technical support and customer service, depreciation of Internet dial-up and web-site hosting equipment, license fees, equipment leasing costs, telephone line costs and rent to house equipment and staff directly involved in serving customers. Our network and service costs have historically included equipment installation and ongoing service and maintenance charges. As we introduce our Virtual ISP presence in additional cities, each city will represent an increased lease charge under our agreement with Internet access providers due to the need to add bandwidth to accommodate the customer base in the new market. We have entered into agreements that permit us to market access to the Internet in the Northeast United States and 20 cities (some in the Northeast) across the United States, and in Canada. Our Northeast United States Internet access agreements permit us to provide Digital Subscriber Line, or DSL, access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. As we expand our presence in a particular market, we will require additional increases in bandwidth depending on data transmission volumes.

Other Operating Expenses

     Our other operating expenses include portal site development and maintenance, information systems, billing and collections, general management and overhead, and administrative functions. Head count in functional areas, such as customer service, engineering and operations, along with expansion of our portal site and the locations in which we provide ISP services and increases in the number of our customers, will drive increases in expenses.

Results of Operations for the Year Ended May 31, 2000 as Compared to the Year Ended May 31, 1999

Revenues

     Revenues increased by $193,000 (19%) to $1,202,000 from $1,009,000 in 1999.
This increase was due to an increased subscriber base in Vancouver and Toronto and selling products over the Internet which totaled $22,000. Based on assumptions about demand for our ISP services and our portal site, we anticipate that the dollar amount of future revenues will increase over current levels. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enable us to service up to 500 customers in each city. The cost of these portals for the year ended May 31, 2000 was $210,334 which was charged against general and administrative expenses as there was no revenue generated during the period from these ports.

     We are beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers, reselling portal site information and service modules pursuant to license agreements and reselling product over the Internet. We have also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $ 22,000 and costs were $18,000.

Cost of Revenues

     Cost of revenues increased by $ 731,000 (94%) to $1,507,000 from $776,000 in 1999. One-time catchup Internet and telephone charges, totalling $220,000, were paid or accrued during 2000. These are not expected to occur in future. The largest components of cost of revenues are telephone costs and Internet and license fees. The increases in these costs are reflective of the increase in our subscriber base. Sales increased by 21% while cost of revenues increased by 66% not including the one-time catchup charges. We realized some economy of scale because some of the fixed cost of revenue relates to equipment and rent.

     We completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e-commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. We also licensed our customized portal site www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC and Baltimore, Maryland. The agreement represents the first step of our North American rollout, in which we will license our services to other virtual Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fiber optic network. We plan to aggressively market our services to several other major US cities including Seattle, Dallas, Boston, Chicago, Atlanta, Cincinnati, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, San Diego, San Jose, Tampa and New Jersey.

Gross Profit

     After deducting the effect of the one-time catchup charges discussed above gross profit decreased by $317,000 (136%) to ($304,000) from $233,000 in 1999.
Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. We intend to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

     Marketing and sales expenses have increased by $254,000 (113%) to $478,000 from $224,000 in 1999. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. We had very little marketing and sales effort in 1999.

General and Administrative Expenses

     General and administrative expenses for corporate overhead activities and Internet business-related activities combined have increased by $2,340,000 to $3,141,000 from $802,000 in 1999.

     General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $2,104,000 to $2,582,000 from $478,000 in 1999. As a result of the reverse takeover during February, 1999, we are now incurring expenses relating to being an active operating public company and are incurring additional expenses relating to investor relations and financial consulting.

     Investor relations and financial consulting increased by $1,488,000 to $1,594,000 as compared to $106,000 in 1999. Part of this increase was $679,000 paid in shares to IP Equity, Inc. for Internet-based marketing and financial consulting services. Pursuant to this Agreement we were also committed to file a Registration Statement registering these securities by November 6, 1999. We agreed to pay interest of $23,000 per month until such time as the commitment is met. During the year $147,000 was paid and charged to operations. A company was paid $60,000 and was issued warrants valued at $147,800 for a marketing and advertising program including banner ads, newsgroup coverage and press release distribution. A company was issued 20,000 shares valued at $73,000 for European investor relations.

     Information Highway.com issued 130,000 common shares valued at $495,985 for financial consulting services.

     Professional fees increased by $48,000 to $218,000 from $170,000 in 1999. These additional costs relate to a number of security issuances and regulatory matters.

     Another one-time charge was a $100,000 bonus declared payable to our President for all prior services rendered.

     General and administrative expenses relating to Internet business related activities increased by $26,000 to $349,000 from $323,000 in 1999. The major components of these expenses were: amortization of goodwill of $135,000, salaries and consulting fees of $123,000 (up by $26,000) and telephone costs of $44,000.

Product Development Expenses

     Product development costs consist of expenses incurred by us in the development and creation of our portal site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

     Product development expenses increased by $54,000 (35%) to $210,000 from $156,000 in 1999. The major component of the increase in product development expenses was salaries and consulting fees of $167,000 as we continue to expand our services and improve our products.

Depreciation and Amortization Expenses

     Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $39,000 to $129,000 as compared to $90,000 in 1999.

     Purchased goodwill was amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill was fully amortized by the end of the year.

     We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Year Ended May 31, 2000 as Compared to the Year Ended May 31, 1999

     Our business is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     Up until May 31, 1999 we operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 we began expansion of our ISP business into 22 cities in the United States by setting up Virtual ISP's. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enable us to service up to 500 customers in each city. The cost of these portals for the year ended May 31, 2000 was $210,000. There was no revenue generated during the period from these portals.

     Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $2,604,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $1,320,000 and the net loss relating to U.S. portals was $210,000.

     Our net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing start-up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding our marketing plan into other North American markets. Other operating activities conducted in the United States thus far were expenses incurred including investor relations and professional fees.

Results of Operations for the Year Ended May 31, 1999 as Compared to the Year Ended May 31, 1998

Revenues

     Revenues have increased by $150,000 to $1,009,000 as compared to $859,000 in the previous period, which is an increase of 17.5%. This increase is due to an increased subscriber base in Vancouver and Toronto. Based on assumptions about demand for our ISP services and our portal site, we anticipate that the dollar amount of future revenues will increase over current levels.

     We are beginning to receive small amounts of revenue from banner advertisements, developing web-sites for customers and reselling product pursuant to license agreements.

Cost of Revenues

     Cost of revenues have increased by $126,000 to $776,000 as compared to $650,000 in the previous year, which is an increase of 19%. This increase is approximately the same as the increase in revenues. The largest components of cost of revenues is telephone costs of $266,000 as compared to $238,000 in the previous year; Internet and license fees of $224,000 as compared to $197,000 in the previous year; and salaries and consulting fees of $192,000 as compared to $155,000 in the previous year. The increases in these costs are reflective of the increase in our subscriber base.

Gross Profit

     Gross profit was 23.1% in fiscal 1999 as compared to 24.4% in fiscal 1998. With increased competition in the Internet Service Provider industry there has been increased pressure to reduce fees for new subscribers and renewing subscribers. This reduction of fees results in lower gross profit as there is not a reciprocal decrease in cost to service our customers. We plan to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

     Marketing and sales expenses have increased by $53,000 to $224,000 as compared to $171,000 in the previous year, which is an increase of 31%. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications which increased by $43,000 to $103,000 as compared to $60,000 in the previous year. The other major component of marketing and sales is salaries which increased by $8,000 to $64,000 as compared to $56,000 in the previous year. Other costs relate to rent, telephone and amortization of capital assets.

General and Administrative Expenses

     General and administrative expenses for corporate overhead activities and Internet business related activities have increased by $350,000 to $800,000 as compared to $450,000 in the previous year, which is an increase of 78%.

     General and administrative expenses relating to corporate overhead activities, and not Internet business related activities, have increased by $319,000 to $478,000 as compared to $159,000 in the previous year, which is an increase of 200%. As a result of the reverse takeover, we incurred one-time expenses relating to professional fees and investor relations advertising and consulting. Professional fees such as legal and accounting increased by $115,000 to $158,000 as compared to $43,000 in the previous year. This increase relates to costs incurred, or to be incurred, to complete and file various documents with the NASD and the United States Securities and Exchange Commission on Form 10-SB, 10-QSB, S-8 and 10-KSB in addition to legal fees to effect the reverse takeover; the majority of these expenses were incurred in the final quarter ended May 31, 1999. Investor relations advertising and consulting increased by $157,000 to $164,000 as compared to $7,000 in the previous year. The major components of this increase was; $114,000 paid in shares and cash to two non-related companies for Internet-based marketing and investor communications services including e-mails to their respective data bases of customers. The remaining $50,000 was paid to various consultants and companies for news releases and in-house investor relations services. Office, rent and telephone increased by $58,000 to $62,000 as a result of various office and telephone costs incurred during and after becoming a public company. Salaries and management fees decreased by $43,000 to $45,000 as a result of reapplying certain salaried employees to Internet related business activities from corporate related activities. Travel increased by $12,000 to $18,000 as a result of trips to New York, Toronto and Las Vegas by our senior management. Transfer agent and various filing fees increased by $11,000 to $11,000 as a result of becoming a public company. Amortization of head office equipment increased by $5,000 to $10,000. The vast majority of all of the above expenses were incurred in the final quarter of fiscal 1999.

     General and administrative expenses relating to Internet business related activities increased by $31,000 to $323,000 as compared to $292,000 in the previous year, an increase of 11%. The major component of general and administrative expenses was; amortization of goodwill of $160,000; salaries and consulting fees of $97,000; office, rent and telephone of $46,000; legal and accounting of $11,000 and bank charges of $9,000.

Product Development Expenses

     Product development costs consist of expenses incurred by us in the development and creation of our portal site. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

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

     We anticipate entering into operating leases for any network equipment and software in the future to minimize capital expenditures.

Income Taxes

     We generated US and Canadian net operating losses, or NOL, carried forward of $835,000 during the current year as compared to $424,000 for the comparative year. Total NOL's from inception to May 31, 1999 totals $1,385,000. We expect some consolidated losses for the foreseeable future which will generate additional NOL's. However, our ability to use NOL's is dependant on generating profits in the future and may also be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the NOL's have been exhausted or have expired, we may experience significant tax expense. We recognized no provision for taxes because we operated at a loss from inception through to May 31, 1999. The deferred tax asset value has been reduced to nil because we can not be assured that it is more likely than not that we will utilize the NOL's carried forward in future years. If it was more likely than not to realize these losses we would have recorded a deferred tax asset of $525,000.

Net Loss for the Year Ended May 31, 1999 as Compared to the Year Ended May 31, 1998

     Our net losses have come mainly from overhead costs associated with organization, restructuring and financing start-up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding our marketing plan into other North American markets. The only operating activities conducted in the United States thus far were expenses incurred in the going public process including investor relations and professional fees. Our head office is in Richmond, BC, Canada which does not conduct any business related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $477,000 as compared to $159,000 in fiscal 1998, relating to such activities. The net loss relating to Internet activities amounted to $471,000 as compared to $398,000 in fiscal 1998.

Liquidity and Financial Resources at May 31, 2000

     We have historically satisfied our capital needs by borrowing from affiliates in the short-term and by issuing equity securities.

     We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. During the year, we used $3,652,000, generated by issuing equity securities, to fund our operating cash shortfall of $2,469,000 to repay borrowings from affiliates of $102,000, to make capital expenditures of $251,000 and to increase our cash position by $820,000 to $858,000. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

     We have working capital, as at May 31, 2000, of $579,000, and will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

     We will require additional financing in order to carry out our business plan as proposed. Our capital requirements may vary based upon: the timing and success of our roll out and as a result of regulatory, technological and competitive developments; demand for our services or our anticipated cash flow from operations is less or more than expected; our development plans or projections changing or proving to be inaccurate; it engaging in any acquisitions; or it accelerating deployment of our network services or otherwise altering the schedule or targets of our roll out plan.

     We will need additional funds to continue in business and to implement our business plan as proposed. On March 7, 2000 we received gross proceeds of $1,500,000 (net proceeds of $1,332,727 after a commission of $150,000 and legal fees of $17,272 were paid) pursuant to the issuance of our $1,500,000 principal amount of 5% Convertible Debentures. We also issued to the Debenture holder a warrant to acquire 225,000 of our shares exercisable at $6.22875 expiring March 3, 2002. We are incurring penalties pursuant to a Registration Rights Agreement with the Debenture holder. Until the Registration Statement of which this Prospectus is a part is declared effective by the Securities and Exchange Commission, we will incur penalties of $30,000 per month. We have been paying these penalties each month as we receive invoices for the fees.

     By filing a registration statement to permit selling shareholders to sell their shares of our common stock, our ability to raise funds through private placements of our common stock will be curtailed. We will have to be sure that any private placement we undertake would not be considered to be in connection with the public offering of our common stock by the selling shareholders under the registration statement that includes this prospectus. There can be no guarantee that additional capital will be available to us on acceptable terms, or at all.

     We have not achieved profitable operations since our inception and have suffered mounting losses of $5,776,555 to May 31, 2000. In their Independent Auditor's Report, our accountants state that there is risk that our ability to continue as a going concern could be in jeopardy and our ability to continue as a going concern is dependent upon our successful efforts to raise additional equity financing over the next twelve months, and further develop the market for our products and services.

     On June 30, 2000, we entered into an agreement to purchase a travel agency located in British Columbia, Canada for a total of $125,000 Canadian. The acquisition is contingent upon approval from the Registrar of Travel Services and the International Air Transport Association.

     The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. Our strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to our agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. We may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each of 7 cities which enable us to service up to 500 customers in each city. The cost of these portals for the year ended May 31, 2000 was $210,000. There was no revenue generated during the year from these portals. We expect our capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of our defined markets. We made capital expenditures of $349,000 in the current year, principally to acquire hardware related to the development and maintenance of the portal site. Included in this is $96,000 of computer equipment acquired by way of a capital lease.

Year 2000 Issues

     We cannot provide assurance that we will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems as we operate in the Year 2000.

We Did Not Experience Any Problems With Our Systems or Service Providers During the Year 2000 Rollover Period

     Our online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. Based on vendors' representations received thus far and our experience with the Year 2000 rollover, we believe that the third-party hardware and software it uses is year 2000 compliant. To date, we have spent an estimated $100,000, in part to address year 2000 issues. These expenditures consisted mainly of purchases of new year 2000-compliant computer equipment, and some of these purchases would have been made in the ordinary course of replacing aging equipment. We presently estimate that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our year 2000 review and remediation efforts to date, the recent development of our services, the recent installation of our information technology equipment and systems, we do not consider contingency planning to be necessary at this time.

     We believe that any lingering Year 2000 problems will occur in the processing of financial transactions. We believe that our billing systems will accurately invoice our subscribers and licensees. We will remain vigilant in our review of invoices from our vendors to detect potential Year 2000 errors in their charges to us. If we discover that certain of our services need modification, or certain of our third-party hardware and software is not year 2000 compliant, we will try to make modifications to our services and systems on a timely basis. We do not believe that the cost of these modifications will materially affect our operating results. However, we cannot provide assurance that we will be able to modify these products, services and systems in a timely, cost-effective and successful manner, and the failure to do so could have a material adverse effect on our business and operating results.

ITEM 7.  FINANCIAL STATEMENTS

Information Highway.com, Inc.

                  Index to Consolidated Financial Statements

                                   Contents

Report of Independent Auditors............................................  F-1

Consolidated Balance Sheets...............................................  F-2

Consolidated Statements of Operations.....................................  F-3

Consolidated Statements of Stockholders' Equity...........................  F-4

Consolidated Statements of Cash Flows.....................................  F-5

Notes to Consolidated Financial Statements................................  F-6

                  [LETTERHEAD OF ELLIOTT TULK PRYCE ANDERSON]

Elliott Tulk Pryce Anderson
Chartered Accountants

 ...............................................................................



                        Report of Independent Auditors

The Board of Directors and Stockholders
Information Highway.com, Inc.


We have audited the accompanying consolidated balance sheets of Information Highway.com, Inc. as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Highway.com, Inc. as of May 31, 2000 and 1999, and the results of its operations, and changes in its stockholders' equity and cash flows for the years ended May 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations since inception and has suffered mounting losses totalling $5,776,555 to May 31, 2000. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.

                                 s/ "Elliott, Tulk, Pryce, Anderson"

                                    Chartered Accountants
Vancouver, Canada
August 15, 2000


                                                                  [LOGO OF IGAF]

Information Highway.com, Inc.

Consolidated Balance Sheets

                                                                                                               May 31,
                                                                                                   -----------------------------
                                                                                                       2000               1999
                                                                                                         $                  $
                                                           Assets
Current Assets
     Cash and equivalents                                                                             857,949             37,622
     Accounts receivable                                                                               32,839                  -
     Inventory (Note 5)                                                                               121,264              9,695
     Prepaid expenses                                                                                 150,420             70,487
     Advances to related parties (Note 7)                                                              36,391                  -
--------------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                                1,198,863            117,804

Property, Plant and Equipment (Note 4)                                                                490,750            270,092

Goodwill                                                                                                    -            134,848
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                        1,689,613            522,744
================================================================================================================================

                                          Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable                                                                                 385,645            267,279
     Accrued liabilities                                                                              146,400             65,151
     Deferred revenues                                                                                 50,678             34,049
     Advances from related parties (Note 7)                                                                 -             65,186
     Current portion of obligations under capital leases (Note 6)                                      36,773                  -
--------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                             619,496            431,665

Obligations under Capital Leases (Note 6)                                                              61,717                  -

Convertible Debentures (Note 5)                                                                     1,346,437                  -
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                   2,027,650            431,665
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 10)
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock (Note 8), 50,000,000 shares authorized, par value $.0001
     per share, 8,141,334 and 6,469,951 issued and outstanding respectively                               814                647
     Additional Paid in Capital - Common Stock                                                      4,812,920          1,698,351
     Additional Paid in Capital - Stock Warrants                                                      651,120                  -
     Common Stock allotted and issued in subsequent year                                                    -             50,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    5,464,854          1,748,998
--------------------------------------------------------------------------------------------------------------------------------
Preferred Stock, 10,000,000 shares authorized, par value
     $.0001 per share, none issued                                                                          -                  -
--------------------------------------------------------------------------------------------------------------------------------
Translation adjustments                                                                               (11,572)            (1,145)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    5,453,282          1,747,853
Accumulated Deficit                                                                                (5,791,319)        (1,656,774)
--------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                                 (338,037)            91,079
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                          1,689,613            522,744
================================================================================================================================

(See accompanying notes)

Information Highway.com, Inc.

Consolidated Statements of Operations

                                                                                      Years ended May 31,
                                                                                  ------------------------
                                                                                     2000         1999
                                                                                       $            $
Revenues                                                                           1,202,135    1,008,657
Cost of Revenues (Note 10)                                                         1,506,664      775,816
---------------------------------------------------------------------------------------------------------
Gross Profit                                                                        (304,529)     232,841
---------------------------------------------------------------------------------------------------------

Operating Expenses
     Marketing and sales                                                             478,301      224,492
     General and administrative                                                    3,141,278      801,702
     Product development                                                             210,437      155,520
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                           3,830,016    1,181,714
---------------------------------------------------------------------------------------------------------
Net loss                                                                          (4,134,545)    (948,873)
=========================================================================================================
Basic loss per share                                                                    (.55)        (.18)
=========================================================================================================
Weighted average shares used to compute basic loss per share                       7,427,000    5,382,000
=========================================================================================================

Diluted loss per share has not been presented as the result is anti dilutive.

(See accompanying notes)

Information Highway.com, Inc.

Consolidated Statement of Stockholders' Equity

                                                                                        Common Stock
                                                                         ----------------------------------------
                                                                             No. of                    Additional
                                                                             Shares       Par Value      Paid-in
                                                                             Issued        $.0001        Capital      Deficit
                                                                                              $             $            $
Balance as at May 31, 1996, 1997, 1998 and prior to
     reverse takeover on February 23, 1999                                  1,979,500            198       28,530       (28,728)
  Reverse takeover adjustments (Note 3)
     Cancellation of shares for no consideration                           (1,659,833)          (166)         166             -
     Elimination of deficit of Company                                              -              -      (28,728)       28,728
     Deficit of Information Highway, Inc. as at May 31, 1998                                                           (707,901)
     Issuance of shares to effect reverse takeover                          5,639,650            564    1,355,634             -
     Cost of reverse takeover transaction                                           -              -     (100,000)            -
  Shares issued for cash pursuant to a private placement                       15,000              1       11,249             -
  Shares issued pursuant to stock options exercised                           237,334             24      125,476             -
  Shares issued for services                                                   15,000              1       53,749             -
  Shares issued for property                                                    3,000              1       11,999             -
  Shares issued pursuant to warrants exercised (Note 8(a)(i))                 240,300             24      240,276             -
Net loss for the year                                                                                                  (948,873)
-------------------------------------------------------------------------------------------------------------------------------

Balance as at May 31, 1999                                                  6,469,951            647    1,698,351    (1,656,774)
  Shares issued for cash pursuant to an offering
    memorandum (Note 8(a)(ii))                                                129,750             13      461,987             -
  Shares issued for cash pursuant to a private
    placement (Note 8(a)(iii))                                                125,817             13      503,255             -
  Less: Finders fee paid on private placement                                       -              -      (43,500)            -
       Value of warrants issued to a consultant in
         connection with the private placement                                      -              -     (270,820)            -
  Shares issued pursuant to stock options exercised                           523,266             52      658,323             -
  Shares issued pursuant to warrants exercised (Note 8(a)(i))                 565,050             56      564,994             -
  Shares issued for services (Note 8(b))                                      327,500             33    1,240,330             -

Net loss for the year                                                                                                (4,134,545)
-------------------------------------------------------------------------------------------------------------------------------
Balance as at May 31, 2000                                                  8,141,334            814    4,812,920    (5,791,319)
===============================================================================================================================

(See accompanying notes)

Information Highway.com, Inc.

Consolidated Statements of Cash Flows

                                                                                             Years ended May 31,
                                                                                          ------------------------
                                                                                               2000        1999
                                                                                                $            $
Cash Flows from Operating Activities:
     Net loss                                                                              (4,134,545)   (948,873)
     Adjustments to reconcile net loss to cash
         Depreciation and amortization                                                        128,617      89,776
         Amortization of goodwill                                                             134,848     159,748
         Services paid for by issuing common shares and warrants                            1,388,163     111,125
         Imputed interest on valuation of warrants                                             21,937           -

     Change in non-cash working capital items
         (Increase) decrease in accounts receivable                                           (32,839)      4,442
         (Increase) in prepaid expenses                                                       (79,933)    (67,486)
         (Increase) in inventory                                                             (111,569)     (9,695)
         Increase in accounts payable and accrued liabilities                                 199,615     125,822
         Increase in deferred revenues                                                         16,629      14,049
-----------------------------------------------------------------------------------------------------------------

     Net Cash Used in Operating Activities                                                 (2,469,077)   (521,092)
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Common stock issued                                                                    2,152,193     862,925
     (Decrease) in related party advances                                                    (101,577)   (196,598)
     Proceeds from convertible debentures                                                   1,500,000           -
     Capital lease obligations repaid                                                         (19,701)          -
-----------------------------------------------------------------------------------------------------------------

     Net Cash Provided by Financing Activities                                              3,530,915     666,327
-----------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities:
     Acquisition of property, plant and equipment                                            (250,785)   (138,515)
-----------------------------------------------------------------------------------------------------------------

     Net Cash to Investing Activities                                                        (250,785)   (138,515)
-----------------------------------------------------------------------------------------------------------------
Translation Adjustments                                                                         9,274      (4,797)
-----------------------------------------------------------------------------------------------------------------
Increase in Cash and Equivalents During the Year                                              820,327       1,923

Cash and Equivalents - Beginning of Year                                                       37,622      35,699
-----------------------------------------------------------------------------------------------------------------

Cash and Equivalents - End of Year                                                            857,949      37,622
=================================================================================================================

Non-Cash Financing Activities
     Value of Common Shares issued for services                                             1,240,363     111,125
     Value of Warrants issued for services                                                    147,800           -
     Value of Shares issued for property                                                            -      12,000
-----------------------------------------------------------------------------------------------------------------

                                                                                            1,388,163     123,125
=================================================================================================================

Supplemental Disclosures:
     Interest paid in cash                                                                    204,987           -
     Income taxes paid in cash                                                                      -           -
=================================================================================================================

(See accompanying notes)

Information Highway.com, Inc.

Notes to Consolidated Financial Statements


1.   Nature of Operations, Reorganization and Continuance of Business

     The Company was incorporated December 5, 1988 in the state of Florida. During 1997, the Company's common stock was submitted for quotation on the OTC Bulletin Board System. From inception to February 17, 1999 the Company did not engage in any business activity other than initial organization, financing and some business investigation activities.

     Pursuant to an Agreement and Plan of Reorganization entered into with Information Highway, Inc. on February 17, 1999, a business combination was completed by way of reverse takeover. All of the common stock of Information Highway, Inc. was, or will be, exchanged for common shares of the Company representing a change of control of the Company. (See Note 3.) As part of the Plan of Reorganization the Company's name was changed to Information Highway.com, Inc.

     Information Highway, Inc. was incorporated in the State of Washington on October 15, 1996. It owns three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $5,776,555 to May 31, 2000. Although the Company currently has working capital of $579,367 there is risk that the Company's ability to continue as a going concern could be in jeopardy and the ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, and further develop the market for its products and services.

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

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. Depreciation is computed utilizing the declining balance method over an estimated useful life of the related asset. Computer equipment and software and production equipment is depreciated at 30% per annum and furniture and office equipment at 20% per annum. Leasehold improvements are amortized over ten years utilizing the straight-line method. Assets acquired pursuant to capital leases are amortized over the life of the lease utilizing the straight-line method.

    Financial Instruments

    The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. See Note 5 for long-term financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

    Revenue Recognition and Deferred Revenues

    Revenue consists of the provision of Internet dial-up services, banner advertisements, Web-Site development and hosting and E-Commerce revenue sharing with various Internet partners.

    Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customers deposits for Internet dial-up services to be provided in the future are classified under current liabilities.

    Cost of Revenue

    Cost of revenue consists primarily of the cost of serving the Company's Internet dial-up service customers and the cost of developing Web-Sites for customers. Costs associated with revenue generating activities consists of salaries for technical support and customer service, depreciation of Internet dial-up and Web-Site hosting equipment, license fees, equipment leasing costs, telephone line costs and rent to house equipment and staff directly involved in serving customers.

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

    Accounting for Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense.

    Foreign Exchange

    All of the Company's Canadian operating subsidiaries are operationally and financially independent of the parent and are considered self-sustaining. As such, the current rate method is used whereby assets and liabilities are translated into United States dollars at exchange rates in effect at the balance sheet dates. Shareholders' equity accounts are translated using historical exchange rates. Income and expense items are translated at average exchange rates for the periods. Accumulated net translation adjustments are included as a separate component of stockholders' equity.

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

    The Company's Canadian subsidiaries have Canadian tax losses of $482,000 to offset future years Canadian taxable income. These losses expire between fiscal 2003 and fiscal 2007:

    The Company has US tax losses of $903,000 to offset future years US taxable income. These losses expire between fiscal 2012 and fiscal 2015.

    The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                               2000                   1999
                                                                 $                      $
          Net Combined Canadian and US Operating Losses      3,942,000               835,000
          Statutory Combined Canadian and US Tax Rate               39%                   39%
          Effective Tax Rate                                         -                     -
          Deferred Tax Asset                                 1,537,000               328,000
          Valuation Allowance                               (1,537,000)             (328,000)
                                                           ---------------------------------
          Net Deferred Tax Asset                                     -                     -
                                                           =================================

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

3.  Business Combination

    Pursuant to an Agreement and Plan of Reorganization completed on February 23, 1999, the Company acquired 3,235,000 common shares of Information Highway, Inc. out of a total of 5,639,650 issued and outstanding common shares in exchange for 3,235,000 common shares of the Company. As of May 11, 2000 (date of exchange offering closing), 2,359,650 of the remaining 2,404,650 Information Highway, Inc. shares had been exchanged for the same number of Company shares. The Company has allotted 45,000 shares in anticipation of the remaining shares of Information Highway, Inc. being exchanged in the future. As part of the Agreement and Plan of Reorganization the Company caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc. $100,000 was paid by Information Highway, Inc. to the controlling shareholder of the Company to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares.

    For accounting purposes the acquirer was Information Highway, Inc. As Information Highway, Inc. is the legal subsidiary of the Company the nature of the business combination was a reverse takeover whereby the control of the Company was acquired by Information Highway, Inc. and the consolidated financial statements are issued under the name of the Company but is a continuation of Information Highway, Inc. and not the Company. The legal capital structure remains that of the Company but the stockholders' equity of Information Highway, Inc. replaced the stockholders' equity of the Company. Similarly, the Company's income statements and statements of cash flows represent a continuation of Information Highway, Inc.'s consolidated financial statements.

    The $100,000 payment to the controlling shareholder of the Company was classified as a reduction of additional paid in capital and not as goodwill as the nature of the transaction was for Information Highway, Inc. to obtain a listing on the OTC Bulletin Board by way of reverse takeover. The cost is associated with publicly listing shares and not with any business associated with the Company.

4.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                                                             Accumulated         2000            1999
                                                                           Depreciation and     Net Book       Net Book
                                                           Cost              Amortization        Value          Value
                                                             $                    $                $              $
Computer equipment                                        610,457              258,277          352,180        207,920
Office furniture and equipment                             53,345               21,198           32,147         31,669
Production equipment (Note 6(f))                           25,000               10,125           14,875         21,250
Leasehold improvements                                     11,567                3,471            8,096          9,253
Assets under capital lease                                 96,906               13,454           83,452              -
----------------------------------------------------------------------------------------------------------------------

                                                          797,275              306,525          490,750        270,092
======================================================================================================================

Depreciation and amortization per class of asset:

                                                                                                 2000           1999
                                                                                                   $              $
Computer equipment and software                                                                 100,647         75,508
Office furniture and equipment                                                                    6,984          6,345
Production equipment                                                                              6,375          3,750
Leasehold improvements                                                                            1,157          1,158
Assets under capital lease                                                                       13,454              -
----------------------------------------------------------------------------------------------------------------------

                                                                                                128,617         86,761
======================================================================================================================

5.  Convertible Debentures

    The Company issued, to one investor, three $500,000, two year convertible debentures bearing interest at 5%. Warrants to purchase 225,000 common shares exercisable at $6.2287 and expiring March 3, 2002 were also issued. The maturity date is March 3, 2002. The Company received $1,332,728 after paying to the Agent a 10%, or $150,000, financing fee and legal costs of $17,272. The debenture holders can convert their debentures into common shares based on the face value plus accrued interest divided by the lesser of the fixed price of $6.22875 and the average closing price for the 20 days prior to conversion. No amount has been allocated to the conversion feature in accordance with APB 14. Debt issue costs of $167,272 have been charged to operations and the value of the detachable share purchase warrants, totalling $175,500, was deducted from the proceeds of the convertible debenture as a valuation allowance and is being amortized to operations over two years. The Company has the right to redeem with cash.

    The Company is icurring penalties pursuant to the Registration Righs Agreement with the debenture holder in the amount of $30,000 per month until a registration statement for selling shareholders is declared effective by the SEC. The Company has been paying these penalties upon invoice. The Company's ability to raise funds through private placements of common stock will be curtailed until the offering by selling shareholders is closed. The Company must ensure that any private placement it undertakes would not be considered to be in connection with the offering by selling shareholders.

6.  Obligations Under Capital Leases

    The Company acquired computer equipment by way of capital leases.

                                                        Total
                                                        Lease
                                                      Payments
          Fiscal Year                                    $
          -----------
          2001                                         36,332
          2002                                         36,332
          2003                                         28,331
          2004                                          4,328
          2005                                          3,905
                                                     --------
                                                      109,228
          Less amount representing interest            10,738
                                                     --------
                                                       98,490
          Less current portion                         36,773
                                                     --------
                                                       61,717
                                                     ========

7.  Due To/From Related Parties

                                                                                               2000             1999
                                                                                                 $                $
    (a)   Amounts owing to the President of the Company and private companies under the President's control are from short-term cash loans, are due on
          demand, unsecured and non-interest bearing.                                         13,279            77,681

    (b)   Amounts owing from public companies that share office premises and have common President's are from expenses paid on behalf of these companies,
          are due on demand, unsecured, and non-interest bearing.                            (49,670)          (12,497)
                                                                                          ----------------------------
    Net amount owing (from) to related parties                                               (36,391)           65,184
                                                                                          ============================

8.  Common Stock Issuances and Related Commitments

    Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations of Information Highway, Inc. as they relate to stock based compensation plans and warrants issued to acquire common shares.

    (a) Private placements of common shares and warrants

        (i) Prior to becoming public, the Company approved and completed two private placements of units and issued 814,150 units at $0.75 per unit to raise $610,612. These units were issued in December, 1998 and contained one share and one warrant to acquire one additional share at $1.00 if exercised by December 30, 1999, some of which were extended to February 18, 2000. Of the 814,150 warrants issued, 805,350 warrants were exercised by February 18, 2000 for proceeds of $805,350. Warrants with respect to 8,800 shares expired. No amount was allocated to warrants as there was no market for the stock prior to becoming a public company.

        (ii) The Company offered units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional common share at $4.00 per share expiring April 30, 2000 (expired), and one Series "B" Warrant to acquire one additional common share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. The proceeds of this private placement were allocated on the following basis: $462,000 to common shares, $47,000 to Series A Warrants and $10,000 to Series B Warrants.

         (iii) The Company offered, pursuant to a private placement, 1,000,000 units at $4.00 per unit. Each unit consisted of one common share, and one series C warrant to purchase one additional common share at $5.00 per share expiring October 6, 2000. The private placement was completed on March 2, 2000. On completion, a total of 125,817 common shares were issued at $4.00 per share for total proceeds of $503,268. The Company entered into an Agreement relating to this private placement financing and investor relations services. The Agreement calls for a 10% finders fee to be paid pursuant to this private placement. A total of $43,500 has been paid. In addition, 100,000 warrants were issued to acquire 100,000 common shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants, totalling $270,820, was charged against share capital.

     (b) Shares and warrants issued for services

         During fiscal 2000, the Company issued 175,000 common shares, valued at $678,900, pursuant to a Marketing and Financial Consulting Agreement, all of which has been charged to operations. Pursuant to this Agreement the Company was committed to file a Registration Statement registering these securities by November 6, 1999. It has been agreed to pay interest of $23,226 per month until such time as the commitment is met. During the year a total of $147,478 of such interest was paid and charged to operations.

         The Company issued 2,500 common shares valued at $22,000 in connection with the Company's Internet portal telephony project. This amount was charged to operations in fiscal 2000.

         The Company issued 20,000 common shares valued at $72,614 to a European investor relations company. This amount has been charged to operations in fiscal 2000.

         The Company issued 130,000 common shares valued at $466,849 for financial consulting services. This amount has been charged to operations in fiscal 2000 .

         The Company paid $60,000 and issued 400,000 warrants to acquire up to 400,000 common shares exercisable at $3.50 per share expiring November 15, 2000 for a three month marketing and advertising program including banner ads, news group coverage and press release distribution. The value of the warrants was $147,800. Total compensation expense of $207,800 was charged to operations in fiscal 2000.

         The Company entered into an Agreement relating to this private placement financing. The Agreement calls for a 10% finders fee to be paid pursuant to this private placement. A total of $43,500 has been paid. In addition, 100,000 warrants were issued to acquire 100,000 common shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants, totalling $270,820, was charged against share capital.

     (c) Stock Option Plan

         Pursuant to a stock option plan amended and restated February 8, 2000 and expiring May 31, 2007, the Company has reserved 3,000,000 common shares for future issuance.

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

         The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123 was estimated using the Black-Scholes model.

         The weighted average number of shares under option and option price for the year ended May 31, 2000 is as follows:

                                                                          May 31, 2000
                                                       -------------------------------------------------
                                                                                               Weighted
                                                                               Weighted        Average
                                                                               Average        Remaining
                                                            Shares              Option           Life
                                                         Under Option           Price         of Options
                                                              #                   $            (Months)

             Beginning of year                            1,237,666               2.25
             Granted                                      1,070,000               4.37
             Exercised                                     (518,266)             (1.26)
             Cancelled                                     (157,500)             (4.76)
             Lapsed                                         (30,000)             (6.00)
                                                        -----------
             End of year                                  1,601,900               3.69                48
                                                        ===========            =======              ====

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the years ended May 31, 2000 and 1999 would have been as follows:

                                                                                    2000                              1999
                                                                                      $                                 $
         Net loss
             As reported                                                         (4,134,545)                        (948,873)
             Pro forma                                                           (4,897,805)                        (988,993)
         Basic net loss per share
             As reported                                                               (.55)                            (.18)
             Pro forma                                                                 (.66)                            (.18)

9.   Commitments and Contingent Liability

     (a) Commitments

         The Company is committed to making the following lease or contract payments for the next four fiscal years:

                                                         For the years ended May 31,
                                            --------------------------------------------------
                                                  2001        2002       2003            2004

                                                  $           $           $               $
         Management consulting                  17,500           -          -               -
         Investor relations - consulting        60,000           -          -               -
         Premises leases                        63,987      25,878      8,149           3,396
                                              -----------------------------------------------
                                               141,487      25,878      8,149           3,396
                                              ===============================================

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

10.  Segmented Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. The Company has switched on 50 ports (minimum per agreement) in each of 7 cities which enables the Company to service up to 500 customers in each city. The cost of these portals for the year ended May 31, 2000 was $210,334 and was charged to operations as a general and administrative expense. There was no revenue generated during the year.

     Included in cost of goods sold is a one time telephone fee of $220,000 with a service provider. The fees were originally in dispute which now has been settled by the Company.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $2,604,047 relating to such activities. The net loss relating to Internet activities in Canada amounted to $1,320,164 and the net loss relating to US portal costs was $210,334.

11.  Subsequent Event

     On June 30, 2000 the Company entered into an agreement to purchase a travel agency located in British Columbia, Canada. The terms of payment are:
     Cnd$5,000 as an initial deposit; Cnd$10,000 due on or before the subject removal date, being July 14, 2000; and Cnd$110,000 due on closing date. The closing date has been extended until such time as the travel agency receives approval of the purchase from the Registrar of Travel Services and the International Air Transport Association. As additional consideration the Company agrees to pay any prepaid expenses incurred in carrying on the business after the closing date.

                                   PART III

ITEM 9. DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

Name                 Age   Position
----                 ---   --------
John G. Robertson    59    President, Chief Executive Officer, Director
Jennifer Lorette     27    Executive Vice President, Secretary/Treasurer,
                           Principal Accounting Officer and Chief
                           financial Officer, Director
Donna M. Moroney     40    Vice-President, Legal and Administration, and
                           Director
James Vandeberg      56    Chief Operating Officer, Attorney with Ogden
                           Murphy Wallace, PLLC, Information Highway.com's legal counsel, and a Director

Mr. Robertson and Ms. Lorette have served as directors of our business since the June 1997 Annual Meeting. Mr. Vandeberg was elected a director in January 1999. Ms. Moroney was elected a director of the Company in December, 1999. Each director will serve until the next annual meeting of shareholders and their respective successors are elected and qualified. All officers currently devote part-time to the operation of the Company.

Executive Officers, Directors and Other Significant Employees of the Company:

John G. Robertson--President, Principal Executive Officer and a member of the Board of Directors

     Mr. Robertson is a founder, President, Principal Executive Officer and a member of the Board of Directors. Since October 1984, Mr. Robertson has been President and a Director of Reg Technologies, Inc., a British Columbia corporation trading on the Canadian Venture Exchange that, in cooperation with certain controlled affiliates, is engaged in developing a rotary engine and other devices utilizing Rand Cam Technology. Since February 1979, Mr. Robertson has been President and a Director of LinuxWizardry Systems, Inc. (formerly Flame Petro-Minerals Corp.), a British Columbia corporation trading on the OTC Bulletin Board and engaged in the development and marketing of a Linux based, low cost router through its wholly-owned subsidiary, LinuxWizardry, Inc., which was acquired in January 2000. Mr. Robertson is President, a director and CEO of IAS Communications, Inc., an Oregon corporation traded over the counter in the United States that has developed a television antenna which is 14'' in diameter and only 2 inches high that can replace existing outside log periodic antennas and has the capability of receiving local television stations up to a 60-mile radius.

Jennifer Lorette--Executive Vice President, Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer, and a Member of the Board of Directors

     Ms. Lorette is a founder, Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer. Since April 1994, Ms. Lorette has been Vice President of Administration of Reg Technologies Inc. Since June 1994, Ms. Lorette has been a Vice President of REGI U.S. and Chief Financial Officer and Vice President of Linux Wizardry Systems Inc. From February 1994 to April 1994, Ms. Lorette was an executive assistant at Reg Technologies, Inc. Ms. Lorette is also Secretary/Treasurer of IAS Communications, Inc.

Donna M. Moroney--Vice-President, Legal and Administration, and a member of the Board of Directors

     Ms. Moroney has been a consultant to public companies since 1992. She has been an officer of Information Highway.com since January 1998. She has been a director of Linux Wizardry Systems Inc., an OTCBB company, since 1998. She is an officer of Teryl Resources Corp., a Canadian Venture Exchange Company, a director and officer of Teryl, Inc. Ms. Moroney has also been an instructor of corporate/securities law for legal assistants.

James L. Vandeberg--Chief Operating Officer and a member of the Board of Directors

     Mr. Vandeberg is an attorney with the Seattle, Washington law firm of Ogden Murphy Wallace, PLLC. He has served as counsel to Information Highway.com since 1996. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg's practice focuses on the corporate finance area, and he specializes in securities and acquisitions. He is a member and former director of the American Society of Corporate Secretaries. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of IAS Communications, Inc.

Ismael Cristian Rodriguez--Manager of Information Systems and Senior Network System Administrator

     Mr. Rodriguez is 28 years old. He is the Manager of Information Systems and Senior Network System Administrator, a position he has held since joining us in 1996. Prior to that, Mr. Rodriguez was a private consultant assisting clients with Internet services, networking and computer hardware. Mr. Rodriguez attended Vancouver Film School and received a Certificate for 3D Animation.

Jack Wasserman--Vice-President Toronto Operating Unit

     Mr. Wasserman is 50 years old. He is Vice-President of the Toronto operating unit and has held that position since joining us in 1995. Prior to that, Mr. Wasserman was an accountant with World Tel (Toronto) Internet, Inc. Mr. Wasserman received his accounting designation with Arthur Andersen and Company, in 1976 in the Province of Ontario.

Carol Coleman--Controller

     Ms. Coleman is a Chartered Accountant with over 10 years of experience in the accounting industry. Her accounting background is in a variety of areas including manufacturing and high-tech. Ms. Coleman's duties as Controller of the Company include management of the accounting, management reporting, banking, insurance and payroll.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to, earned by or paid to Mr. Robertson for the designated fiscal years. No executive officer had an annual salary and bonus in excess of $100,000 during the past three fiscal years. The information contained in the table relates to our predecessor (now our subsidiary) prior to the February 1999 reorganization. Pursuant to paragraph
(a)(5) of Item 402 of Regulation S-B, the table omits columns that are not applicable to Mr. Robertson's compensation.

                          SUMMARY COMPENSATION TABLE

(a)                                                                         (b)           (e)              (g)
                                                                                                        Securities
                                                                                      Other Annual      Underlying
                                                                                      Compensation     Options/SARs
                   Name and Principal Position                              Year           ($)             (#)
                   ---------------------------                              ----      ------------     ------------
John G. Robertson ................................................          2000          148,000(1)      300,000
     President and Chief Executive Officer                                  1999          575,500(2)      300,000
                                                                            1998           48,000(3)      150,000
                                                                            1997           30,000(4)

___________________
(1) We paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. We have disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash. In addition, in December 1999, a bonus was declared in the amount of $100,000. This amount has not yet been paid to Mr. Robertson.

(2) On February 23, 1999, Mr. Robertson exercised 150,000 stock options with an exercise price of $0.50 per share. Based on the closing market price of our stock of $3.75 on February 24, 1999, its first day of trading, according to rules of the Securities and Exchange Commission the exercise resulted in compensation to Mr. Robertson of $487,500. We paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. We have disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

(3) We paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. We have disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

(4) We paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month from inception (October 15, 1996). Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. We have disclosed the entire amount of these payments, $30,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash. The following table sets forth certain information concerning grants of stock options pursuant to stock option plans to the named Executive Officer during the year ended May 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               Individual Grants

              (a)                   (b)                (c)            (d)              (d)               (e)
                                                    % of Total
                            Number of Securities   Options/SARs                     Market Price of
                                Underlying          Granted to                        Underlying
                               Options/SARs        Employees in                      Security on
             Name                 Granted          Fiscal Year    Exercise Price      Grant Date     Expiration Date
             ----           ------------------     ------------   --------------   ---------------   ---------------
     John G. Robertson           300,000               50.4%         $4.00             $4.50           May 21, 2004

     The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officer during the year ended May 31, 2000 and stock options held at year end.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

            (a)                        (b)                    (c)                    (d)                      (e)
                                                                              Number of Securities      Value of Unexercised
                                                                             Underlying Unexercised        In-the-Money
                                                                               Options/SARs at FY-      Options/SARs at
                                                                                     End (#)                 FY-End ($)
                                                                             ----------------------     ------------------
                                 Shares Acquired         Value Realized            Exercisable/             Exercisable/
            Name                 on Exercise (#)              ($)                 Unexercisable           Unexercisable
            ----                 --------------      --------------------    ----------------------     ------------------
     John G. Robertson .........        0                      0                   300,000/-0-               -0-(1)/-0-

(1) Mr. Robertson's 300,000 options were not in-the-money based on the August 18, 2000 closing price of $1.25 for our common stock.

     We do not have any Long Term Incentive Plans. Directors receive no compensation for their service as such, although they do receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors. Ms. Lorette and Mr. Vandeberg each were granted options to purchase 100,000 shares of our common stock, due in part to their service as directors. These options, granted during fiscal year 2000, are fully vested, have an exercise price of $4.00 per share and must be exercised by November 5, 2004. We have no obligation or policy to grant stock options to directors.

     We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated to any of our Officers or Directors.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 18, 2000 and assuming exchange of all shares of Information Highway, Inc. for our shares as of February 23, 1999, the outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of Common Stock, and the shareholdings of all Executive Officers and Directors as a group.

                                                                                                               Percentage
                                                                                                               ----------
                                                                                               Shares          of Shares
                                                                                               ------          ---------
Name                                                                                           Owned           Owned
----                                                                                           -----           -----
John G. Robertson(1)(2) ...................................................................  2,975,000         31.6%
   President and member of the Board of Directors

Jennifer Lorette(1)(3) ....................................................................    234,500          2.9%
   Executive Vice President, Secretary/Treasurer,
   Chief Financial Officer and a member of the Board of Directors

James L. Vandeberg(1)(3) ..................................................................    123,400          1.5%
   Chief Operating Officer and a member of the Board of Directors

Donna Moroney(4) ................... ......................................................     74,000           .9%
   Director, Vice-President, Legal and Administration, and a member of the Board of Directors

Robertson Family Trust(5)..................................................................  2,448,000         30.1%

Access Information Services Inc.(6)........................................................    398,000          4.9%

All Executive Officers & Directors as a Group (Four Individuals)(7)                          3,406,900         41.8%

     Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

(1) These individuals are the Executive Officers and Directors of Information Highway.com and may be deemed to be parents or founders of Information Highway.com as that term is defined in the Rules and Regulations promulgated under the 1933 Act.

(2) Includes 2,050,000 shares owned or controlled by the Robertson Family Trust, 70,000 shares owned of record by SMR Investments, Ltd, a corporation owned by Susanne Robertson, wife of Mr. Robertson, 10,000 shares owned of record by Mrs. Robertson, and 300,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Also includes 398,000 shares owned of record by Access Information Services, a corporation owned by the trust. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as the Company's.

(3) Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's. Mr. Vandeberg's address is Ogden Murphy Wallace, 2100 Westlake Center Tower, 1601 Fifth Avenue, Seattle, Washington.

(4) Includes 50,000 options that are currently exercisable. Ms. Moroney's address is the same as the Company's.

(5) Includes 398,000 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 185--10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada. The trust acts by majority vote of its three trustees: (i) Mr. Robertson; (ii) Susanne Robertson, Mr. Robertson's wife, 4040 Amundsen Place, Richmond, BC V7C 4L8; and (iii) Eric Hanson, 4620 Britannia St., Richmond, B.C. The sole beneficiary is Kelly Robertson, daughter of Mr. and Mrs. Robertson, #401 12633 No. 2 Road, Richmond, B.C. V7E 6N5.

(6) Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada.

(7) Includes 625,000 options that are currently exercisable. Also see Note (2) above regarding share ownership attributed to Mr. Robertson.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At May 31, 2000 and 1999, we owed the amounts set forth below to the following affiliated companies (in the case of the bracketed amounts, we were owed the following amounts by the affiliated companies):

                                    May 31,
         Affiliate              2000      1999         Nature of Affiliation
         -------------------------------------------------------------------

Access Information Systems..  $ (7,000)  $50,554                (1)
JGR Petroleum Inc...........  $  9,365   $ 6,000     Controlled by John Robertson
Reg Technologies, Inc.......  $(20,727)  $12,895                (2)
SMR Investment Ltd..........  $(70,319)  $33,527                (3)

_________________
(1) See Security Ownership of Certain Beneficial Owners and Management, the table thereunder and the notes thereto.

(2) Reg Technologies Inc. is a British Columbia Corporation listed on the Canadian Venture Exchange. Since October 1984, Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Form 1977 through 1999, Mr. Robertson was President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

(3) From 1977 through 2000, Mr. Robertson was President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

     The indebtedness is unsecured and non-interest bearing.

     From April, 1998 through February, 2000, Vandeberg Johnson & Gandara, a law firm in which James L. Vandeberg, Information Highway.com's Chief Operating Officer and a Director, was a partner, was paid $185,956.84 for legal services. From March 1, 2000 through August 18, 2000, Ogden Murphy Wallace, PLLC, Mr. Vandeberg's current firm, was paid $14,520.31 for legal services.

     Mr. Robertson and Ms. Lorette could be considered promoters of Information Highway.com. Their interests, including the details of their stock options, are disclosed above.

     No other compensation is paid to any of our Executive Officers or Directors. We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated to any of our Officers or Directors.

ITEM 13(a).  EXHIBITS

Number    Description
------    -----------
3.1(1) Articles of Incorporation, restated as amended on February 23, 1999 and November 1, 1989
3.2(1)    Bylaws
4.1(1)    Specimen Share Certificate for Common Stock
4.2(1)    Form of Warrants ($1.00)
4.3(1)    Stock Option Plan
4.4(1)    Form of Stock Option Agreement
4.5(2)    Form of Warrants ($4.00 and $6.00)
4.6(3)    Form of Warrants ($3.50)
4.7(4)    Savage Warrants
4.8(5)    Form of Debenture (Senasqua Investors LLC)
4.9(5)    Warrant (Senasqua Investors LLC)
4.10(5)   Registration Rights Agreement (Senasqua Investors LLC)
4.11(5)   Securities Purchase Agreement (Senasqua Investors LLC)

10.1(6) VPOP Service Agreement between MetroNetCommunications and YesIC Communications
10.2(6)   Level 3 Communications Terms and Conditions for Delivery of Service
10.3(6) ADSL Service Agreement dated August 24, 1999, by and between Bell Atlantic Network Integration, Inc. and Information Hightway.com, Inc.
10.4(7)   IP Equity Marketing and Financial Consulting Agreement
10.5(4)   Savage Agreement
10.6      Eezinet License Agreement - Portal
10.7(8)   Form of Debenture (Senasqua Investors LLC)
10.8(8)   Warrant (Senasqua Investors LLC)
10.9(8)   Registration Rights Agreement (Senasqua Investors LLC)
10.10(8)  Securities Purchase Agreement (Senasqua Investors LLC)
27.1      Financial Data Schedule

________________

(1) Incorporated by reference from our registration statement on Form 10-SB filed with the Securities and Exchange Commission on April 14, 1999.

(2) Incorporated by reference from Amendment No. 1 to our registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 12, 1999.

(3) Incorporated by reference from our quarterly report on Form 10-QSB for the quarterly period ended November 30, 1999, filed with the Securities and Exchange Commission on January 14, 2000.

(4) Incorporated by reference from our quarterly report on Form 10-QSB for the quarterly period ended February 29, 2000, filed with the Securities and Exchange Commission on April 14, 2000.

(5)  Previously filed

(6) Incorporated by reference from our annual report on Form 10-KSB for the fiscal year ended May 31, 1999, filed with the Securities and Exchange Commission on October 6, 1999.

(7) Incorporated by reference from our quarterly report on Form 10-QSB for the quarterly period ended August 31, 1999, filed with the Securities and Exchange Commission on October 15, 1999.

(8) Incorporated by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on May 12, 2000.

ITEM 13(b).  REPORTS ON FORM 8-K

None.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INFORMATION HIGHWAY.COM, INC.

                                         By: /s/ John G.Robertson
                                            ------------------------
                                            John G. Robertson
                                            Its President

Dated: August 28, 2000
       ---------------

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of August 28, 2000.

Signature                             Title                               Date
---------                             -----                               ----
/s/ John G. Robertson                 President, Principal Executive      August 28, 2000
--------------------------
    John G. Robertson                 Officer


/s/ Jennifer Lorette                  Executive Vice President,           August 28, 2000
--------------------------
    Jennifer Lorette                  Secretary/Treasurer, Principal
                                      Accounting Officer and Chief
                                      Financial Officer


/s/ John G. Robertson                 Director                            August 28, 2000
--------------------------
    John G. Robertson


/s/ Jennifer Lorette                  Director                            August 28, 2000
--------------------------
    Jennifer Lorette


/s/ James L. Vandeberg                Director                            August 28, 2000
--------------------------
    James L. Vandeberg