Form 10KSB/A
period 2000-05-31
INFORMATION HIGHWAY COM INC
filed 2000-08-31
CIK 1081240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -------------------------------

                                 FORM 10-KSB/A

                                Amendment No. 1
                                      TO
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

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

The following consists of an amendment to Item 13 of the 10-KSB, filed August 29, 2000.


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

10.1(6)   VPOP Service Agreement between MetroNetCommunications and YesIC
          Communications
10.2(6)   Level 3 Communications Terms and Conditions for Delivery of Service
10.3(6)   ADSL Service Agreement dated August 24, 1999, by and between Bell
          Atlantic Network Integration, Inc. and Information Hightway.com, Inc.
10.4(7)   IP Equity Marketing and Financial Consulting Agreement
10.5(4)   Savage Agreement
10.6(5)   Eezinet License Agreement - Portal
10.7(8)   Form of Debenture (Senasqua Investors LLC)
10.8(8)   Warrant (Senasqua Investors LLC)
10.9(8)   Registration Rights Agreement (Senasqua Investors LLC)
10.10(8)  Securities Purchase Agreement (Senasqua Investors LLC)
23.1      Consent of Independent Auditors
27.1(5)   Financial Data Schedule

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

                                         INFORMATION HIGHWAY.COM, INC.

                                         By: /s/ John G.Robertson
                                            ------------------------
                                            John G. Robertson
                                            Its President

Dated: August 31, 2000
       ---------------

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of the date set forth below.

Signature                             Title                               Date
---------                             -----                               ----
/s/ John G. Robertson                 President, Principal Executive      August 31, 2000
--------------------------
    John G. Robertson                 Officer


/s/ Jennifer Lorette                  Executive Vice President,           August 31, 2000
--------------------------
    Jennifer Lorette                  Secretary/Treasurer, Principal
                                      Accounting Officer and Chief
                                      Financial Officer


/s/ John G. Robertson                 Director                            August 31, 2000
--------------------------
    John G. Robertson


/s/ Jennifer Lorette                  Director                            August 31, 2000
--------------------------
    Jennifer Lorette


/s/ James L. Vandeberg                Director                            August 31, 2000
--------------------------
    James L. Vandeberg

                                 EXHIBIT INDEX
Number    Description                                                            Page
------    -----------                                                            ----
3.1(1)    Articles of Incorporation, restated as amended on February 23, 1999 and November 1, 1989
3.2(1)    Bylaws
4.1(1)    Specimen Share Certificate for Common Stock
4.2(1)    Form of Warrants ($1.00)
4.3(1)    Stock Option Plan
4.4(1)    Form of Stock Option Agreement
4.5(2)    Form of Warrants ($4.00 and $6.00)
4.6(3)    Form of Warrants ($3.50)
4.7(4)    Savage Warrants
4.8(5)    Form of Debenture (Senasqua Investors LLC)
4.9(5)    Warrant (Senasqua Investors LLC)
4.10(5)   Registration Rights Agreement (Senasqua Investors LLC)
4.11(5)   Securities Purchase Agreement (Senasqua Investors LLC)
10.1(6)   VPOP Service Agreement between MetroNetCommunications and YesIC
          Communications
10.2(6)   Level 3 Communications Terms and Conditions for Delivery of Service
10.3(6)   ADSL Service Agreement dated August 24, 1999, by and between Bell
          Atlantic Network Integration, Inc. and Information Hightway.com, Inc.
10.4(7)   IP Equity Marketing and Financial Consulting Agreement
10.5(4)   Savage Agreement
10.6(5)   Eezinet License Agreement - Portal
10.7(8)   Form of Debenture (Senasqua Investors LLC)
10.8(8)   Warrant (Senasqua Investors LLC)
10.9(8)   Registration Rights Agreement (Senasqua Investors LLC)
10.10(8)  Securities Purchase Agreement (Senasqua Investors LLC)
23.1      Consent of Independent Auditors
27.1(5)   Financial Data Schedule


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