Form 10QSB
period 2000-08-31
INFORMATION HIGHWAY COM INC
filed 2000-10-16
CIK 1081240

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000
                                    -----------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File No.0-25773
                   -------

                          INFORMATION HIGHWAY.COM, INC
        (Exact name of small business issuer as specified in its charter)

           Florida                                               65-0154103
           -------                                             --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            185-10751 Shellbridge Way, Richmond, BC Canada   V6X 2W8
          -------------------------------------------------------------
                    (Address of principal executive offices)
                                 (604) 278-5996

                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X     NO
                                      -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 16, 2000 - 8,158,834 shares of common stock, $.0001 par value were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - Financial Information                                              Page

Item 1.     Consolidated Financial statements                                  2
-------     ---------------------------------

Consolidated Balance Sheets as of August 31, 2000 (unaudited)
  and May 31, 2000 (audited)                                                   3

Consolidated Statements of Operations for the three months
  ended August 31, 2000 and 1999 (unaudited)                                   4

Consolidated Statements of Cash Flows for the three months
  ended August 31, 2000 and 1999 (unaudited)                                   5

Notes to the Consolidated Financial Statements (unaudited)                  6-13


Item 2.     Management's Discussion and Analysis of Results of
-------     --------------------------------------------------
            Operations and Financial Condition                             15-18
            ----------------------------------

PART II - Other Information                                                   19

Signatures                                                                    20

PART I - Financial Information

Item 1.     Consolidated Financial statements
-------     ---------------------------------

Information Highway.com, Inc.
Consolidated Balance Sheets


                                                          August 31,     May 31,
                                                          ----------     -------
                                                             2000         2000
                                                         (unaudited)   (audited)
                                                               $            $
                                 Assets
Current Assets
     Cash and equivalents                                   102,002     857,949
     Accounts receivable                                      7,190      32,839
     Inventory                                              125,102     121,264
     Prepaid expenses                                        29,863     150,420
     Advances to related parties (Note 7)                    23,538      36,391
--------------------------------------------------------------------------------
Total Current Assets                                        287,695   1,198,863
Restricted Cash (Note 11)                                    30,000        -
Property, Plant and Equipment (Note 4)                      465,223     490,750
--------------------------------------------------------------------------------
Total Assets                                                782,918   1,689,613
================================================================================

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable                                       312,807     385,645
     Accrued liabilities                                    174,589     146,400
     Deferred revenues                                       52,459      50,678
     Current portion of obligations under
      capital leases (Note 6)                                37,464      36,773
--------------------------------------------------------------------------------
Total Current Liabilities                                   577,319     619,496
Obligations under Capital Leases (Note 6)                    53,766      61,717
Convertible Debentures (Note 5)                           1,368,374   1,346,437
--------------------------------------------------------------------------------
Total Liabilities                                         1,999,459   2,027,650
--------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 10)
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock (Note 8), 50,000,000 shares authorized,
     par value $.0001 per share, 8,158,834 and 8,141,334
     issued and outstanding respectively                        815         814
     Additional Paid in Capital - Common Stock            4,828,880   4,812,920
     Additional Paid in Capital - Warrants to
       Purchase Common Stock                                651,120     651,120
--------------------------------------------------------------------------------
                                                          5,480,815   5,464,854
--------------------------------------------------------------------------------

Preferred Stock, 10,000,000 shares authorized, par value
     $.0001 per share, none issued                             -           -
--------------------------------------------------------------------------------
Translation adjustments                                      (3,919)    (11,572)
--------------------------------------------------------------------------------
                                                          5,476,896   5,453,282
Accumulated Deficit                                      (6,693,437) (5,791,319)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                     (1,216,541)   (338,037)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  782,918   1,689,613
================================================================================
(See accompanying notes)

Information Highway.com, Inc.
Consolidated Statements of Operations
(unaudited)


                                                           Three months ended
                                                                August 31,
                                                          ----------------------
                                                            2000          1999
                                                             $             $

Revenues                                                    213,900     293,288
Cost of Revenues                                            384,548     213,464
--------------------------------------------------------------------------------
Gross Profit (Loss)                                        (170,648)     79,824
--------------------------------------------------------------------------------
Operating Expenses
Marketing and sales                                         110,295      63,516
     General and administrative                             526,432     421,200
     Product development                                     94,743      59,444
--------------------------------------------------------------------------------
Total Operating Expenses                                    731,470     544,160
--------------------------------------------------------------------------------
Net loss                                                   (902,118)   (464,336)
================================================================================
Basic loss per share                                          (0.11)      (0.07)
================================================================================
Weighted average shares used to compute basic
     loss per share                                       8,148,000   6,740,000
================================================================================

Diluted loss per share has not been presented as the result is anti dilutive.

(See accompanying notes)

Information Highway.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)


                                                           Three months ended
                                                                August 31,
                                                          ----------------------
                                                            2000          1999
                                                             $             $

Cash Flows from Operating Activities:
     Net loss                                              (902,118)   (464,336)
     Adjustments to reconcile net loss to cash
          Depreciation and amortization                      33,886      25,972
          Amortization of goodwill                             -         45,859
          Services paid for by issuing common
            shares and warrants                               9,712     286,000
          Imputed interest on valuation of warrants          21,937        -
          Gain on sale of computer equipment                 (1,952)       -

     Change in non-cash working capital items
          Decrease in accounts receivable                    25,649        -
          (Increase) decrease in prepaid expenses           120,557     (18,694)
          Increase in inventory                              (3,838)       -
          Decrease in accounts payable and
            accrued liabilities                             (44,649)    (32,968)
          Increase in deferred revenues                       1,789       1,815
--------------------------------------------------------------------------------
     Net Cash Used in Operating Activities                 (739,027)   (156,352)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Common stock issued                                      6,250     143,950
     (Increase) decrease in related party advances           12,853     (96,630)
     Capital lease obligations repaid                        (7,260)       -
--------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities               11,843     647,320
--------------------------------------------------------------------------------

Cash Flows to Investing Activities:
     Proceeds from sale of computer equipment                 6,250        -
     Acquisition of property, plant and equipment           (12,657)    (93,997)
     Restricted cash                                        (30,000)       -
--------------------------------------------------------------------------------
     Net Cash to Investing Activities                       (36,407)    (93,997)
--------------------------------------------------------------------------------
Translation Adjustments                                       7,644         721
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Equivalents During
     the Period                                            (755,947)    397,692
Cash and Equivalents - Beginning of Period                  857,949      37,622
--------------------------------------------------------------------------------
Cash and Equivalents - End of Period                        102,002     435,314
================================================================================
Non-Cash Financing Activities
Value of Common Shares issued for services                    9,712     440,000
     Value of Common Shares issued for property                -         22,000
--------------------------------------------------------------------------------
                                                              9,712     462,000
================================================================================
Supplemental Disclosures:
     Interest paid in cash                                  107,904        -
     Income taxes paid in cash                                 -           -
================================================================================

(See accompanying notes)

Information Highway.com, Inc.
Notes to Consolidated Financial Statements
(unaudited)



1.   Nature of Operations and Continuance of Business

     The Company was incorporated December 5, 1988 in the state of Florida. During 1997, the Company's common stock was submitted for quotation on the OTC Bulletin Board System. From inception to February 17, 1999 the Company did not engage in any business activity other than initial organization, financing and some business investigation activities.

     Pursuant to an Agreement and Plan of Reorganization entered into with Information Highway, Inc. on February 17, 1999, a business combination was completed by way of reverse takeover. 99% of the total common stock outstanding of Information Highway, Inc. has been exchanged for common shares of the Company representing a change of control of the Company. As part of the Plan of Reorganization the Company's name was changed to Information Highway.com, Inc. Information Highway, Inc. was incorporated in the State of Washington on October 15, 1996. It owns three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. See Note 11 for the acquisition of a company in the travel industry.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $6,693,437 to August 31, 2000 and has a working capital deficit of $289,624. There is risk that the Company's ability to continue as a going concern could be in jeopardy and the ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, and further develop the market for its products and services. Managements plans to raise additional equity financing include: selling additional convertible debentures to the current debenture holder, and failing that, to new investors. Management also has a plan to raise equity directly in one of its Canadian subsidiaries by way of private placement with the goal to list its shares on the Canadian Venture Exchange.

     On October 11, 2000 the Company's Registration Statement filed with the Securities Exchange Commission was declared effective which means the Company is a reporting company under the 1933 Act. The Company's ability to raise funds is now significantly improved.


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

3.   Business Combination

     Pursuant to an Agreement and Plan of Reorganization completed on February 23, 1999, and subsequent exchanges of common stock, the Company acquired 99% of the common stock of Information Highway, Inc. The Company has allotted 33,000 shares in anticipation of the remaining 1% of shares of Information Highway, Inc. being exchanged in the future.

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

4.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                                         August 31,     May 31,
                                          Accumulated       2000        2000
                                        Depreciation and  Net Book     Net Book
                                Cost     Amortization       Value       Value
                                                         (unaudited)   (audited)
                                 $              $            $             $
     Computer equipment       616,557        279,975      336,582       352,180
     Computer equipment
      under capital lease      97,447         21,536       75,911        83,452
     Office furniture and
      equipment                54,305         23,141       31,164        32,147
     Production equipment      25,000         11,241       13,759        14,875
     Leasehold improvements    11,567          3,760        7,807         8,096
     ---------------------------------------------------------------------------
                              804,876        339,653      465,223       490,750
     ===========================================================================


5.   Convertible Debentures

     During fiscal 2000, the Company issued, to one investor, three $500,000, two year convertible debentures bearing interest at 5%. Warrants to purchase 225,000 common shares exercisable at $6.2287 expiring March 3, 2002 were also issued. The maturity date is March 3, 2002. The Company received $1,332,728 after paying to the Agent a 10%, or $150,000, financing fee and legal costs of $17,272. The debenture holders can convert their debentures into common shares based on the face value plus accrued interest divided by the lesser of the fixed price of $6.22875 and the average closing price for the 20 days prior to conversion. No amount has been allocated to the conversion feature in accordance with APB 14. Debt issue costs of $167,272 were charged to operations during fiscal 2000, and the value of the detachable share purchase warrants, totalling $175,500, was deducted from proceeds of the convertible debenture as a valuation allowance and is being amortized to operations over two years starting March 1, 2000. The Company has the right to redeem with cash.

     The Company was incurring penalties pursuant to a Registration Rights Agreement with the debenture holder in the amount of $30,000 per month until the Registration Statement for selling shareholders was declared effective by the Securities and Exchange Commission. The Company has been paying these penalties until October 11, 2000 being the date the Registration Statement was declared effective. The Company's ability to raise funds through private placements of common stock was curtailed until the offering by selling shareholders was closed.

6.   Obligations Under Capital Leases

     The Company acquired computer equipment by way of capital leases.

                                                                     Total
                                                                     Lease
     Fiscal Period                                                 Payments
     -------------
                                                                       $
     2001                                                            37,953
     2002                                                            37,953
     2003                                                            15,629
     2004                                                             4,467
     2005                                                             1,860
                                                                   --------
                                                                     97,862
     Less amount representing interest                                6,632
                                                                   --------
                                                                     91,230
     Less current portion                                            37,464
                                                                   --------
                                                                     53,766
                                                                   ========

7.   Due To/From Related Parties

                                                         August 31,     May 31,
                                                            2000         2000
                                                             $            $
                                                         (unaudited)   (audited)

     (a)  Amounts owing to the President of the
          Company and private companies under the
          President's control are from short-term
          cash loans, are due on demand, unsecured
          and non-interest bearing.                        15,748        13,279
     (b)  Amounts owing from public companies that
          share office premises and have common
          President's are from expenses paid on
          behalf of these companies, are due on demand,
          unsecured, and non-interest bearing.            (39,286)      (49,670)
                                                         -----------------------
     Net amount owing from related parties                (23,538)      (36,391)
                                                         -----------------------

8.   Common Stock Issuances and Related Commitments

     Pursuant to the Agreement and Plan of Reorganization the Company had assumed all common stock obligations of Information Highway, Inc. as they relate to stock based compensation plans and warrants issued to acquire common shares.

     (a) Private placements of common shares and warrants
         (i) The Company previously offered units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional common share at $4.00 per share expiring April 30, 2000 (expired), and one Series "B" Warrant to acquire one additional common share at $6.00 per share expiring April 30, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. The proceeds of this private placement were allocated on the following basis: $462,000 to common shares, $47,000 to Series A Warrants and $10,000 to Series B Warrants. The Series B Warrants are currently outstanding.

         (ii) The Company previously offered, pursuant to a private placement, 1,000,000 units at $4.00 per unit. Each unit consisted of one common share, and one series C warrant to purchase one additional common share at $5.00 per share expiring October 6, 2000 (subsequently expired). The private placement was completed on March 2, 2000. On completion, a total of 125,817 common shares were issued at $4.00 per share for total proceeds of $503,268. The Company entered into an Agreement relating to this private placement financing and investor relations services. The Agreement called for a 10% finders fee. A total of $43,500 was paid. In addition, 100,000 warrants were issued to acquire 100,000 common shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants, totalling $270,820, was charged against share capital during fiscal 2000.

     (b) Shares and warrants issued for services

         During fiscal 2000, the Company issued 175,000 common shares, valued at $678,900, pursuant to a Marketing and Financial Consulting Agreement, all of which was charged to operations. Pursuant to this Agreement the Company was committed to file a Registration Statement registering these securities by November 6, 1999. It was agreed interest of $23,226 per month be paid until such time as the commitment was met. During the year a total of $147,478 of such interest was paid and charged to operations.

         The Company negotiated settlement of the entire obligation with a final payment of $60,000 in May, 2000. The Company paid $60,000 and issued 400,000 warrants to acquire up to 400,000 common shares exercisable at $3.50 per share expiring November 15, 2000 for a three month marketing and advertising program including banner ads, news group coverage and press release distribution. The value of the warrants was $147,800. Total compensation expense of $207,800 was charged to operations in fiscal 2000.

         During the three months ended August 31, 2000 the Company issued 5,000 common shares valued at $9,712 for financial consulting services. This amount has been charged to operations.

     (c) Stock Option Plan

         Pursuant to a stock option plan amended and restated February 8, 2000 and expiring May 31, 2007, the Company reserved 3,000,000 common shares for future issuance.

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

         The weighted average number of shares under option and option price for the three months ended August 31, 2000 is as follows:

                                                          August 31, 2000
                                                  ------------------------------
                                                                        Weighted
                                                            Weighted     Average
                                                             Average   Remaining
                                                  Shares     Option         Life
                                               Under Option   Price   of Options
                                                     #          $       (Months)

         Beginning of period                   1,601,900      3.69         48
         Granted                                    -          -
         Exercised                               (12,500)    (0.50)
         Cancelled                                  -          -
         Lapsed                                     -          -
                                               ---------      ----         --
         End of period                         1,589,400      3.60*        45
                                               =========      ====         ==

     * Effective September 21, 2000 the exercise price of stock options with respect to 1,060,000 common shares was reduced to $1.00.

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended August 31, 2000 and 1999 would have been as follows:

                                                        2000            1999
                                                     (unaudited)     (unaudited)
                                                          $                $
         Net loss
               As reported                            (902,118)        (464,336)
               Pro forma                              (902,118)        (674,938)
         Basic net loss per share
               As reported                                (.11)            (.07)
               Pro forma                                  (.11)            (.10)

9.   Commitments and Contingent Liability

     (a) Commitments

         The Company is committed to making the following lease or contract payments for the next four fiscal years:

                                        For the fiscal years ended May 31,
                                 -----------------------------------------------
                                  2001         2002         2003         2004
                                   $            $            $            $
         Management consulting   17,500         -            -            -
         Investor relations
          - consulting           30,000         -            -            -
         Premises leases         63,987       25,878        8,149        3,396
                                ------------------------------------------------
                                111,487       25,878        8,149        3,396
                                ================================================

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

10.  Segmented Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services to individual and corporate subscribers.

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the three months ended August 31, 2000 was $143,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $328,395 relating to such activities. The net loss relating to Internet activities in Canada amounted to $431,118 and the net loss relating to US portal was $142,605.

11.  Subsequent Events

     (a) On September 27, 2000 the Company completed an agreement to purchase a travel agency located in British Columbia, Canada.

         Total consideration paid was Cnd$125,000. In order to complete the acquisition the Company was required, by the Registrar of Travel Services, to lodge two letters of credit totalling Cnd$40,000. As at August 31, 2000 the term deposits were lodged and letters of credit obtained. This amount is considered "Restricted Cash". The Company also borrowed Cnd$112,000 from a company affiliated with the President of the Company to complete the acquisition. Interest is payable monthly and the loan is secured by the shares of the travel agency. The purchase will be accounted for as an acquisition, and the excess purchase price over the fair market value of net assets acquired, being Cnd$106,831, will be allocated to goodwill and amortized over five years.

     (b) On September 20, 2000 the Company issued 25,000 common shares to a company for an advertising program which includes emails and newsletters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We serve as an Internet Service Provider (referred to as an ISP in the industry) for companies and individuals that need access to the Internet in exchange for a recurring fee. We intend to provide ISP services to a steadily growing number of cities in North America as a Virtual ISP. A Virtual ISP provides Internet access to its customers using the underlying telecommunications infrastructure of another company, such as a telephone company. The Virtual ISP business model should enable us to avoid purchasing and installing backbone communications equipment and infrastructure in each city where we plan to offer ISP services.

Our goal is to expand our DSL business throughout North America by working with Bell Atlantic and Bell Nexxia and then repackaging that access for sale to our customers and resellers (licensees). We have entered into agreements that permit us to market DSL service in the Northeast United States and in Canada. Our Northeast United States Internet access agreements permit us to provide Digital Subscriber Line, or DSL, access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. Toronto, Ontario is the first market in which we provided ISP services, beginning about four years ago.

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

We plan to market the portal site to resellers throughout North America, starting with our DSL locations. We may also let other ISPs display customized portal sites in certain markets. We also offer our commercial clients the ability to market their products and services to portal site users through our newly developed Virtual Mall.

Our portal site has assembled a functional business site to enable business professionals to immediately find what they need rather than spending time searching the Internet for the information they need. Portal site users are able to:

*     monitor and research the stock market;

*     plan and book their next business trip;

*     check the local news and weather;

*     participate in online forums;

*     carry out electronic transactions via e-commerce; and

*     find a suitable restaurant in their area.

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

We conduct our operations through one wholly-owned US subsidiary and three wholly-owned Canadian subsidiaries.

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

Factors Affecting Ongoing Operations

Although planned principal activities have started producing significant revenues, in our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to August 31, 2000. At August 31, 2000, our accumulated deficit was $6,693,437 and our working capital deficit was $289,624. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

Revenues

Revenue consists of mainly the provision of Internet dial-up services. We receive limited revenue from banner advertisements, web-site development and hosting, e-commerce commission revenue and the resale of products over the Internet.

We completed a license agreement with ISP Power Corporation in early December. ISP Power Corporation's PRISM Software provides integrated billing and customer care software solutions. The PRISM software has consolidated all of our billing and customer related management needs into one powerful, flexible and automated package that will help reduce costs and increase profits for ourselves.

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

Results of Operations for the Three Months Ended August 31, 2000 as Compared to the Three Months Ended August 31, 1999

Revenues

Revenues decreased by $79,000 (27%) to $214,000 from $293,000 in 1999. This decrease was due to a fiercely competitive market and the technical difficulties of our Canadian service provider. As a result, we have entered into a contract with Bell Canada to provide Digital Subscriber Line (DSL) service rather than a regular dial up service. Based on assumptions about demand for our ISP services and our portal site, we anticipate that the dollar amount of future revenues will increase over current levels. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the three months ended August 31, 2000 was $143,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

We are receiving small amounts of revenue from banner advertisements, developing and hosting web-sites for customers, reselling portal site information and service modules pursuant to license agreements. We have also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $1,700 and costs were $1,000.

Cost of Revenues

Cost of revenues increased by $171,000 (80%) to $384,000 from $213,000 in 1999.
The largest components of cost of revenues are telephone costs and Internet and license fees. As mentioned above the technical difficulties of our main provider in Canada has necessitated the purchase of additional back up service which resulted in major cost overruns.

During the latter part of fiscal 2000, we completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e-commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. We also licensed our customized portal site www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC and Baltimore, Maryland. The agreement represents the first step of our North American rollout, in which we will license our services to other virtual Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fiber optic network. We have hired an experienced network marketing specialist to aggressively market primarily DSL services provided by Verizon (Bell Atlantic) to several other major US cities including Seattle, Dallas, Boston, Chicago, Atlanta, Cincinnati, Detroit, Los Angeles, Miami, New York, Orlando, Philadelphia, San Diego, San Jose, Tampa and New Jersey.

Gross Profit

Gross profit decreased by $251,000 (314%) to ($171,000) from $80,000 in 1999.
Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. We intend to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

Marketing and Sales Expenses

Marketing and sales expenses have increased by $46,000 (72%) to $110,000 from $64,000 in 1999. The major component of this increase was a result of a marketing plan to increase advertisements in industry specific publications throughout Canada. We had very little marketing and sales effort in 1999.

General and Administrative Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities combined have increased by $105,000 to $526,000 from $421,000 in 1999.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $3,000 to $328,000 from $331,000 in 1999.

Investor relations and financial consulting decreased by $197,000 to $84,000 as compared to $281,000 in 1999. Part of this decrease was in 1999 $264,000 paid in shares to IP Equity, Inc. a non-related company for Internet-based marketing and financial consulting services.

Professional fees decreased by $47,000 to $54,000 from $170,000 in 1999. These additional costs relate to regulatory matters and legal costs incurred in defending a claim against the Company.

General and administrative expenses relating to Internet business related activities decreased by $45,000 to $55,000 from $90,000 in 1999. The decrease was due to no amortization of goodwill as it was fully amortized in the 2000 fiscal year.

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

Product development expenses increased by $36,000 (61%) to $95,000 from $59,000 in 1999. The major component of the increase in product development expenses was salaries and consulting fees of $32,000 as we continue to expand our services and improve our products.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $8,000 to $34,000 as compared to $26,000 in 1999.

Purchased goodwill was amortized at $15,000 per month during 1999 and was fully amortized as at February 29, 2000.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Three Months Ended August 31, 2000 as Compared to the Three Months Ended August 31, 1999

Our business is carried on in one industry segment being the provision of access to the Internet and providing services to individual and corporate subscribers.

Up until May 31, 1999 we operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 we began expansion of our ISP business into 22 cities in the United States by setting up Virtual ISP's. Effective this quarter we have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the three months ended August 31, 2000 was $143,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $328,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $431,000 and the net loss relating to U.S. portals was $143,000.

Our net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing start- up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding our marketing plan into other North American markets. Other operating activities conducted in the United States thus far were expenses incurred including investor relations and professional fees.

Liquidity and Financial Resources at August 31, 2000

We have historically satisfied our capital needs by borrowing from affiliates in the short-term, by issuing equity securities, and entering into capital leases.

We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $858,000 along with cash received during the period of $19,000, generated by issuing equity securities of $6,000 and advances from affiliates of $13,000, we were able to fund our operating cash shortfall of $739,000, repay capital lease obligations of $7,000, make capital expenditures of $26,000, and fund two letters of credit ("Restricted Cash") of $30,000. This resulted in a decrease of our cash position by $756,000 to $102,000. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

We have a working capital deficit, as at August 31, 2000, of $290,000. We will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

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

We have not achieved profitable operations since our inception and have suffered mounting losses of $6,693,437 to August 31, 2000.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. Our strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to our agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. We may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the three months ended August 31, 2000 was $143,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet. We expect our capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of our defined markets. We made capital expenditures of $13,000 in the current period, principally to acquire hardware related to the development and maintenance of the portal site.

Year 2000 Issues

We cannot provide assurance that we will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems as we operate in the Year 2000.

We Did Not Experience Any Problems With Our Systems or Service Providers During the Year 2000 Rollover Period

Our online services and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. Based on vendors' representations received thus far and our experience with the Year 2000 rollover, we believe that the third- party hardware and software it uses is year 2000 compliant.

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

PART II     Other Information

Item 2.     Changes in Securities and Use of Proceeds
-------     -----------------------------------------

            Recent Sales of Unregistered Securities.

            Set forth below is information regarding the issuance and sales of securities of the Company without registration during the quarter ended August 31, 2000. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

            (1) During the quarter ended August 31, 2000, the Company issued
                12,500 shares pursuant to options exercised at $0.50 per share for total proceeds of $6,250. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under the Company's written stock option plan, a copy of which the Company has provided to its participants.

            (2) In June, 2000 the Company issued 5,000 shares to Capital
                Research for marketing and financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 under and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of Section 5 of the Securities Act of 1933.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
            (a)     Exhibits.

              Exhibit  No.          Description
              ------------          -----------

                  27.1              Financial Data Schedule

                                    Signature
                                    ---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: October 16, 2000                    INFORMATION HIGHWAY.COM, INC.


                                           By:     /s/ John G. Robertson
                                           -------------------------------------
                                           John G. Robertson, President
                                           (Principal Executive Officer)