Form 10QSB
period 2000-11-30
INFORMATION HIGHWAY COM INC
filed 2001-01-16
CIK 1081240

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549
                                FORM  10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  NOVEMBER  30,  2000
                                    -------------------

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

Commission  File  No. 0-25773
                     --------

                          INFORMATION  HIGHWAY.COM,  INC.
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Florida                                                65-015410
-------                                                -------------
(State  or  other  jurisdiction  of                  (I.R.S.  Employer
incorporation  or  organization)                      Identification  No.)

     185-10751  SHELLBRIDGE  WAY,  RICHMOND,  BC  CANADA   V6X  2W8
             (Address  of  principal  executive  offices)

                        (604)  278-5996
     (Issuer's  telephone  number,  including  area  code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X     NO
                             -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 10, 2001 - 8,361,461 shares of common stock, $.0001 par value were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [   ] No [X]

                                         INDEX
                                                                       Page

PART  I  -  Financial  Information

Item  1.     Consolidated  Financial  statements                         2

Consolidated Balance Sheets as of November 30, 2000
(unaudited) and May 31, 2000 (audited)                                   3

Consolidated  Statements  of  Operations  for  the
three  months and six months ended  November  30,  2000
and  1999  (unaudited)                                                   4

Consolidated  Statements  of  Cash  Flows  for  the  six  months
     ended  November  30,  2000  and  1999  (unaudited)                  5

Notes  to  the  Consolidated  Financial  Statements  (unaudited)      6-12


Item  2.     Management's  Discussion  and Analysis of
             Results of Operations and Financial  Condition          13-18

PART  II  -  Other  Information                                         19

Signatures                                                              20

PART  I  -  Financial  Information

Item  1.     Consolidated  Financial  statements
--------     -----------------------------------

Information  Highway.com,  Inc.
Consolidated  Balance  Sheets


                                                                           November 30,     May 31,
                                                                                2000        2000
                                                                           (unaudited)     (audited)
                                                                               $              $
                                                      Assets

Current Assets
Cash and equivalents                                                                -        857,949
Accounts receivable                                                              21,013       32,839
Inventory                                                                       126,756      121,264
Prepaid expenses and deposits                                                    21,588      150,420
Due from related parties (Note 8)                                                   -         36,391
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                            169,357    1,198,863
Restricted Cash (Note 3)                                                         26,042          -
Property, Plant and Equipment (Note 4)                                          441,103      490,750
Goodwill (Note 3)                                                                51,469          -
-----------------------------------------------------------------------------------------------------
Total Assets                                                                    687,971    1,689,613
-----------------------------------------------------------------------------------------------------

                                  Liabilities and Stockholders' Equity
Current Liabilities
Cheques issued in excess of funds on deposit                                     33,336          -
Accounts payable                                                                367,194      385,645
Accrued liabilities                                                             482,667      146,400
Deferred revenues                                                                65,736       50,678
Due to related parties (Note 8)                                                 218,272          -
Current portion of long-term debt (Note 5)                                       23,875          -
Current portion of obligations under capital leases (Note 7)                     35,828       36,773
-----------------------------------------------------------------------------------------------------
                                                                              1,226,908      619,496
Obligations under Capital Leases (Note 7)                                        42,882       61,717
Long-Term Debt (Note 5)                                                          43,761          -
Convertible Debentures (Note 6)                                               1,334,700    1,346,437
Share Subscriptions for Subsidiary                                              119,629          -
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                             2,767,880    2,027,650
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 10)
Subsequent Event (Note 12)
Stockholders' Equity (Deficit)
Common Stock (Note 9), 50,000,000 shares authorized, par value $.0001
per share, 8,289,756 and 8,141,334 issued and outstanding respectively              829          814
  Additional Paid in Capital - Common Stock                                   4,922,506    4,812,920
  Additional Paid in Capital - Common Stock Warrants Issued                     651,120      651,120
-----------------------------------------------------------------------------------------------------
                                                                              5,574,455    5,464,854
Preferred Stock, 10,000,000 shares authorized, par value
 .0001 per share, none issued                                                        -            -
Translation adjustments                                                         (10,949)     (11,572)
Accumulated Deficit                                                          (7,643,415)  (5,791,319)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                         (2,079,909)    (338,037)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                            687,971    1,689,613
-----------------------------------------------------------------------------------------------------

(See accompanying notes)

Information  Highway.com,  Inc.
Consolidated  Statements  of  Operations
Information  Highway.com,  Inc.
Consolidated  Statements  of  Operations



                                                                                           Three months ended     Six months ended
                                                                                               November  30,        November  30,
                                                                                                (unaudited)          (unaudited)
                                                                                              2000        1999          2000
                                                                                               $            $            $
Revenues                                                                                     196,838      373,510      410,738
Cost of Revenues                                                                             527,863     (228,094)     912,411
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                (331,025)     145,416     (501,673)
--------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
Marketing and sales                                                                           46,647      128,415      156,942
General and administrative                                                                   518,806      764,132    1,045,238
Product development                                                                           53,500       59,973      148,243
--------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                     618,953      952,520    1,350,423
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                     949,978      807,104    1,852,096
--------------------------------------------------------------------------------------------------------------------------------
Basic net loss per share                                                                         .12          .11          .22
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares used to
compute basic net loss per share                                                           8,211,000    7,174,000    8,178,000
--------------------------------------------------------------------------------------------------------------------------------
Diluted loss per share has not been presented separately as the result is anti dilutive.

                                                                                          Six months ended
                                                                                            November 30,
                                                                                            (unaudited)
                                                                                              1999
                                                                                                $
Revenues                                                                                     666,798
Cost of Revenues                                                                            (441,558)
-----------------------------------------------------------------------------------------------------
Gross Profit                                                                                 225,240
-----------------------------------------------------------------------------------------------------

Operating Expenses
Marketing and sales                                                                          191,931
General and administrative                                                                 1,185,332
Product development                                                                          119,417
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                   1,496,680
-----------------------------------------------------------------------------------------------------
Net loss                                                                                   1,271,440
-----------------------------------------------------------------------------------------------------
Basic net loss per share                                                                         .18
-----------------------------------------------------------------------------------------------------
Weighted average shares used to
compute basic net loss per share                                                           6,964,000
-----------------------------------------------------------------------------------------------------
Diluted loss per share has not been presented separately as the result is anti dilutive.


Information  Highway.com,  Inc.
Consolidated  Statements  of  Cash  Flows

                                                      Six  months     Six  months
                                                          ended           ended
                                                      November  30,   November  30,
                                                       (unaudited)     (unaudited)
                                                           2000         1999
                                                            $             $
Cash Flows to Operating Activities
Net loss                                                (1,852,096)  (1,271,440)
Adjustments to reconcile net loss to cash
Depreciation and amortization                               77,439       47,903
Amortization of goodwill                                     4,679       91,718
Interest on conversion of debentures                         1,963            -
Shares and warrants issued for services rendered            41,388      678,899
Imputed interest on valuation of warrants                   48,263            -
Gain on sale of computer equipment                          (1,952)           -
Change in non-cash working capital items
Decrease (increase) in accounts receivable                  11,826       (8,559)
Decrease (increase) in prepaid expenses                    128,832     (130,191)
Increase in inventory                                       (5,492)     (33,658)
Increase (decrease) in accounts payable and accruals       317,816      (57,741)
Increase in unearned revenue                                15,058        4,656
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (1,212,276)    (678,413)
--------------------------------------------------------------------------------
Cash Flows from (to) Financing Activities
Increase in long-term debt, net of repayment                67,636            -
Increase in common stock                                     6,250    1,160,100
Decrease in advances from related parties                  254,663      (92,420)
Capital lease obligations repaid                           (19,780)           -
Share subscriptions in subsidiary                          119,629            -
--------------------------------------------------------------------------------
Net Cash from Financing Activities                         428,398    1,067,680
--------------------------------------------------------------------------------
Cash Flows to Investing Activities
Purchase of subsidiary                                     (56,148)           -
Increase in property, plant and equipment                  (32,090)    (119,499)
Restricted cash                                            (26,042)           -
Proceeds from sale of computer equipment                     6,250            -
--------------------------------------------------------------------------------
Net Cash to Investing Activities                          (108,030)    (119,499)
--------------------------------------------------------------------------------
Translation Adjustments                                        623        6,213
--------------------------------------------------------------------------------
Increase (decrease) in Cash During the Period             (891,285)     275,981
Cash - Beginning of Period                                 857,949       37,622
--------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                          (33,336)     313,603
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Value of common shares issued for services                  41,388      440,000
Value of common shares issued for property                       -       22,000
Conversion of $60,000 of convertible debentures
into 105,922 common shares                                  61,963            -
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid for interest                                     202,495            -
Cash paid for income taxes                                       -            -
--------------------------------------------------------------------------------

(see accompanying notes)

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)



1.     Nature  of  Operations  and  Continuance  of  Business

     The Company owns four Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. See Note 10 for the acquisition of a company in the travel industry.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $7,643,415 to November 30, 2000 and has a working capital deficit of $1,053,206 as at November 30, 2000. There is substantial risk that the Company's ability to continue as a going concern could be in jeopardy and the ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, and further develop the market for its products and services. Management plans to raise additional equity financing to new investors.

     On October 11, 2000 the Company's Registration Statement filed with the Securities Exchange Commission was declared effective which means the Company is a reporting company under the 1933 Act. The Company's ability to raise funds is now significantly improved.


2.     Significant  Accounting  Policies
     Consolidated  Financial  Statements

     These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns four consolidated, wholly-owned, Canadian subsidiaries.

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

     Adjustments

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

     Financial  Instruments

    The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. See Note 4 for long-term financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

     Product  Development  Costs

     Product development costs consist of expenses incurred by the Company in the development and creation of our portal site, voice over IP and e-commerce services. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

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

3.     Business  Acquisition

     On September 27, 2000 the Company completed an agreement to purchase a travel agency located in British Columbia, Canada. This was not considered a significant business acquisition.

     Total consideration paid was Cnd$125,000. In order to complete the acquisition the Company was required, by the Registrar of Travel Services, to lodge two letters of credit totalling Cnd$40,000. As at August 31, 2000 the term deposits were lodged and letters of credit obtained. This amount is considered "Restricted Cash". The purchase will be accounted for as an acquisition, and the excess purchase price over the fair market value of net assets acquired, being Cnd$84,390, was allocated to goodwill and is being amortized over two years.


4.     Property,  Plant  and  Equipment


     Property,  plant and equipment are stated at cost less accumulated depreciation and amortization.
                                                                    November  30, May  31,
                                                      Accumulated       2000       2000
                                                   Depreciation and  Net  Book    Net  Book
                                            Cost       Amortization    Value        Value
                                                                    (unaudited)   (audited)
                                             $              $            $           $
computer equipment                           636,362         314,376   321,986   352,180
Computer equipment under capital lease        97,963          29,618    68,345    83,452
Office furniture and equipment                59,415          28,804    30,611    32,147
Production equipment                          25,000          12,357    12,643    14,875
Leasehold improvements                        11,567           4,049     7,518     8,096
----------------------------------------------------------------------------------------
                                             830,307         389,204   441,103   490,750
----------------------------------------------------------------------------------------

5.     Long-Term  Debt

     Long-term debt represents a bank loan bearing interest at the bank's prime lending rate and is due in 36 monthly payments of Cnd$3,056 principal plus interest and is secured by a GIC of $110,000 held by a private company under the President's control.


                                                                            $
                        Balance November 30, 2000                         67,636
                        Less current portion due within one year          23,875
                                                                          ------
                        Long-term portion                                 43,761
                                                                          ------

Principal  payments  for  the  next  three  years  are:

                                                            2001          23,875
                                                            2002          23,875
                                                            2003          19,886


6.     Convertible  Debentures

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

     During the six months ended November 30, 2000 convertible debentures of $60,000 were converted into 105,922 common shares.


7.     Obligations  Under  Capital  Leases

     The  Company  acquired  computer  equipment  by  way  of  capital  leases.

                                                                        Total
                                                            Fiscal      Lease
                                                            Period      Payments
                                                            ------         $
                                                            2001          35,828
                                                            2002          35,828
                                                            2003           6,844
                                                            2004           4,219
                                                            2005             703
                                                                          ------
                                                                          83,422
                                Less amount representing interest          4,712
                                                                           -----
                                                                          78,710
                                            Less current portion          35,828
                                                                          ------
                                                                          42,882
                                                                          ------


8.     Due  To/From  Related  Parties




                                                                              November 30,   May 31,
                                                                                  2000         2000
                                                                                  $
                                                                              (unaudited)   (audited)

(a)  Amounts owing to the President of the Company and private companies under the President's control are from short-term cash loans, are due on
 demand, unsecured and non-interest bearing                                        237,517    13,279

 (b)  Amounts owing from public companies that share office premises and have common President's are from expenses paid on behalf of these
 companies, are due on demand, unsecured, and non-interest bearing                 (19,245)  (49,670)
---------------------------------------------------------------------------  --------------  --------

Net amount owing from related parties                                              218,272   (36,391)
---------------------------------------------------------------------------  --------------  --------


9.     Common  Stock  Issuances  and  Related  Commitments

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

9.     Common  Stock  Issuances  and  Related  Commitments  (continued)

     (a)     Private  placements  of  common  shares  and  warrants  (continued)

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

          During the six months ended November 30, 2000 the Company issued 5,000 common shares valued at $9,712 for financial consulting services and 25,000 common shares valued at $31,676 for investor relation consulting services. These amounts have been charged to operations.

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

9.     Common  Stock  Issuances  and  Related  Commitments  (continued)

          The weighted average number of shares under option and option price for the six months ended November 30, 2000 is as follows:




                                      November 30, 2000
                                         (unaudited)

                                                        Weighted
                                          Weighted      Average
                                           Average      Remaining
                           Shares          Option        Life
                        Under Option        Price       of Options
                             #               $           (Months)
Beginning of period          1,601,900         1.60           48
Granted                         25,000          .50
Exercised                      (12,500)       (0.50)
Cancelled                            -            -
Lapsed                               -            -
End of period                1,614,400         1.58*          43


          * Effective September 21, 2000 the exercise price of stock options with respect to 1,060,000 common shares was reduced to $1.00.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended August 31, 2000 and 1999 would have been as follows:



                               November 30,     May 31,
                                   2000          2000
                               (unaudited)     (audited)
                                   $               $
  Net loss
As reported                      (1,852,096)  (4,134,545)
Pro forma                        (1,866,674)  (4,897,805)
  Basic net loss per share
As reported                            (.22)        (.55)
Pro forma                              (.23)        (.66)


10.     Commitments  and  Contingent  Liability

     (a)     Commitments

          The Company is committed to making the following lease or contract payments for the next four fiscal years:



                                                For the fiscal years ended May 31,
                                                -----------------------------------
                                                2001     2002     2003     2004
    $                                             $        $        $        $
                                                -----------------------------------
Management consulting                          17,500        -         -         -
Investor relations - consulting                30,000        -         -         -
Premises leases                                63,987    25,878     8,149     3,396
                                              --------------------------------------
                                              111,487    25,878     8,149     3,396
                                              --------------------------------------

10.     Commitments  and  Contingent  Liability  (continued)

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


11.     Segmented  Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services to individual and corporate subscribers.

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the six months ended November 30, 2000 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $618,097 relating to such activities. The net loss relating to Internet activities in Canada amounted to $929,394 and the net loss relating to US ISP business was $304,605.


12.     Subsequent  Event

     On December 20, 2000 the Company converted $15,000 of convertible debentures into 71,705 common shares at a conversion price of $.2175 per share.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     -------------------------------------------------------------------

Results  of  Operations
-----------------------

Forward  Looking  Statements
----------------------------

This report contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the our Financial Statements and the Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

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

Our goal is to expand our DSL business throughout North America through our agreement with Bell Atlantic and Bell Nexxia and then repackaging that access for sale to our customers and resellers (licensees). We have entered into agreements that permit us to market DSL service in the Northeast United States and in Canada. Our Northeast United States Internet access agreements permit us to provide Digital Subscriber Line, or DSL, access, which enables users to remain connected to the Internet 24 hours a day, eliminating annoying busy signals, as well as the time and cost of waiting to connect, without disrupting the subscriber's normal telephone service. Toronto, Ontario is the first market in which we provided ISP services, beginning about four years ago.

We believe that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides.

Through our portal site compilation of Internet-based services and information, we provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Version 4.0 of our basic portal site is underway and will soon be accessible at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

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

     monitor  and  research  the  stock  market;

     plan  and  book  their  next  business  trip;

     check  the  local  news  and  weather;

     participate  in  online  forums;

     carry  out  electronic  transactions  via  e-commerce;  and find  a  suitable  restaurant  in  their  area.

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

On September 27, 2000, the Company completed an agreement to purchase a Pavlik Travel, a travel agency located in North Vancouver, British Columbia, Canada. Refer to Note 3 of the attached financial statements. Pavlik Travel is a wholly-owned subsidiary of the Company.

We conduct our operations through one wholly-owned US subsidiary and four wholly-owned Canadian subsidiaries.

Information Highway, Inc., a Washington corporation, acquired three of these subsidiaries. Then, in February 1999, Information Highway, Inc. engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of Information Highway, Inc. came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information Highway.com, Inc. and is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY).

By news release dated October 16, 2000, we announced that we had acquired Pavlik Travel Agency, a local travel agency serving the Greater Vancouver area. Refer to Note 3 of the attached Financial Statements. Pavlik Travel is a wholly-owned subsidiary of the Company. Our immediate plans for the travel agency are to bring it online as a valuable addition to our customized portal site.

FACTORS  AFFECTING  ONGOING  OPERATIONS

Although planned principal activities have started producing significant revenues, in our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to November 30, 2000. At November 30, 2000, our accumulated deficit was $7,643,415 and our working capital deficit was $1,053,206. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

PROGRESS  REPORT  FROM  SEPTEMBER  1,  2000  TO  JANUARY  15,  2001

On September 13 2000, we announced that an agreement with Bell Nexxia, a subsidiary of Bell Canada (NasdaqNM:BCICF) had been completed to offer high speed access service to our internet dial-up users in the Toronto, Ontario area. This service is based on the Alcatel (NYSE:ALA) ASAM 1000 DSLAM technology platform which will enable connection from PC's, servers, routers etc. The DSL service line speeds will be up to 2.2 Mbps downstream (to the end-users premise) and 640 kbps upstream (from the end users premise) or up to 125 times faster than ordinary dial-up modem connections. DSL enables users to remain connected to the Internet 24-hours-a-day, eliminating annoying busy signals was well as the time and cost of waiting to connect. And, because the service works on the same line as the phone, customers don't have to pay for additional lines - they can talk while they search the net.

On October 16, 2000, we announced the purchase of Pavlik Travel Agency, a local travel agency serving the Greater Vancouver area. Founded in 1976 in North Vancouver, British Columbia, Pavlik Travel Agency handles international airline travel, tours hotel and car rentals reservations for both personal and business travellers. Pavlik Travel is a fully licensed IATA travel agency, and an active member of Advantage Travel Cruise Centres, Cruise Lines International (CLIA) and Alliance of Canadian Travel Associations (ACTA). It is fully computerized on the Apollo airline reservation system.

On October 17, 2000, we announced that the Company and LinuxWizardry Systems, Inc. teamed up to launch multi-user DSL service in North America with several ISP companies. The Magic Passage VPN network will allow users in the Small Office or Home Office (SOHO) market to share a single connection to the Internet securely. Utilizing the Magic Passage up to 253 computers can share a single xDSL connection. Magic Passage also provides firewall and virtual private network capability. All of these features are easily configured through a simple drag and drop interface known as the Apprentice Command Center.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999

REVENUES

Revenues  decreased  by  $256,000  (38%) to $411,000 from $667,000 in 1999. This decrease was due to a fiercely competitive market and the technical difficulties of our Canadian service provider. As a result, we have entered into a contract with Bell Canada to provide Digital Subscriber Line (DSL) service rather than a regular dial up service. Based on assumptions about demand for our ISP services and our portal site, we anticipate that the dollar amount of future revenues will increase over current levels. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the six months ended November 30, 2000 was $304,605 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

We are receiving small amounts of revenue from banner advertisements, developing and hosting web-sites for customers, reselling portal site information and service modules pursuant to license agreements. We have also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $2,100 and costs were $1,200.

COST  OF  REVENUES

Cost of revenues increased by $470,000 (106%) to $912,000 from $442,000 in 1999.
The largest components of cost of revenues are telephone costs and Internet and license fees. As mentioned above the technical difficulties of our main provider in Canada has necessitated the purchase of additional back up service which resulted in major cost overruns.

During the latter part of fiscal 2000, we completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e-commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. We also licensed our customized portal site www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC and Baltimore, Maryland. The agreement represents the first step of our North American rollout, in which we will license our services to other virtual Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fibre optic network. We have hired an experienced network marketing specialist to aggressively market primarily DSL services provided by Verizon (Bell Atlantic) to several other major US cities.

GROSS  PROFIT

Gross  profit  decreased by $727,000 (323%) to ($502,000) from $225,000 in 1999.
Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. We intend to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

MARKETING  AND  SALES  EXPENSES


Marketing and sales expenses have decreased by $35,000 (18%) to $157,000 from $192,000 in 1999. The major component of this decrease was a result of a number of one time marketing programs in 1999 that were not carried forward to this year. We had very little marketing and sales effort in 1999.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for corporate overhead activities and Internet business-related activities combined have decreased by $140,000 to $1,045,000 from $1,185,000 in 1999.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have increased by $386,000 to $618,000 from $232,000 in 1999.

Investor relations and financial consulting decreased by $562,000 to $160,000 as compared to $722,000 in 1999. This decrease was due to a non-recurring expense in 1999 where the Company paid $599,000 in shares to IP Equity, Inc. a non-related company for Internet-based marketing and financial consulting services.

Professional fees increased by $31,000 to $95,000 from $64,000 in 1999. These additional costs relate to regulatory matters and legal costs incurred in defending a claim against the Company.

General and administrative expenses relating to Internet business related activities increased by $19,000 to $118,000 from $99,000 in 1999. This increase is largely due to telephone expense.

PRODUCT  DEVELOPMENT  EXPENSES

Product development costs consist of expenses incurred by us in the development and creation of our portal site, voice over IP, and e-commerce services. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

Product development expenses increased by $29,000 (24%) to $148,000 from $119,000 in 1999. The major component of the increase in product development expenses was salaries and consulting fees of $121,970 as we continue to expand our services and improve our products.

DEPRECIATION  AND  AMORTIZATION  EXPENSES

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $29,000 to $77,000 as compared to $48,000 in 1999.

Purchased goodwill was amortized at $15,000 per month during 1999 and was fully amortized as at February 29, 2000.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

NET LOSS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999

Our business is carried on in one industry segment being the provision of access to the Internet and providing services to individual and corporate subscribers.

Up until May 31, 1999 we operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 we began expansion of our ISP business into 22 cities in the United States by setting up Virtual ISP's. Effective first quarter 2001, we have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the six months ended November 30, 2000 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $618,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $929,000 and the net loss relating to US ISP business was $305,000.

Since inception, our net losses have come mainly from investor relations activities and overhead costs associated with organization, restructuring and financing start- up operations in Toronto and Vancouver, Canada and costs of developing new and improved services and expanding our marketing plan into other North American markets. Other operating activities conducted in the United States thus far were expenses incurred including investor relations and professional fees.

LIQUIDITY  AND  FINANCIAL  RESOURCES  AT  NOVEMBER  30,  2000

We have historically satisfied our capital needs by borrowing from affiliates in the short-term, by issuing equity securities, and entering into capital leases.

We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $858,000 along with cash received during the period of $453,000, generated by issuing equity securities of $6,000, advances from affiliates of $255,000, loan advanced from the bank of $72,000 and share subscriptions from a subsidiary of 120,000 we were able to fund our operating cash shortfall of $1,212,000, repay capital lease and loan obligations of $24,000, make capital expenditures of $82,000, and fund two letters of credit ("Restricted Cash") of $26,000. This resulted in a decrease of our cash position by $891,000 to a cash deficiency of $33,000. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

We have a working capital deficit, as at November 30, 2000, of $1,053,000. We will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

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

We have not achieved profitable operations since our inception and have suffered mounting losses of $7,643,415 to November 30, 2000.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. Our strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to our agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. We may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. We have been adding to the number of cities in which we have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the six months ended November 30, 2000 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet. We expect our capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of our defined markets. We made capital expenditures of $32,090 in the current period, principally to acquire hardware related to the development and maintenance of the portal site.

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

To date, we have spent an estimated $100,000, in part to address year 2000 issues. These expenditures consisted mainly of purchases of new year 2000 compliant computer equipment, and some of these purchases would have been made in the ordinary course of replacing aging equipment. We presently estimate that the total remaining cost of addressing year 2000 issues will not be material. These estimates were derived utilizing a number of assumptions, including the assumption that we have already identified any significant year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our year 2000 review and remediation efforts to date, the recent development of our services, the recent installation of our information technology equipment and systems, we do not consider contingency planning to be necessary at this time.

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

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

None

Item  2.     Changes  in  Securities
--------     -----------------------

Refer  to  Notes  to  Financial  statements  attached  hereto.

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

     None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

None

Item  5.     Other  Information
--------     ------------------

None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

(a)  27.1  -  Financial  Data  Schedule
(b)  There  were  no  Form  8-K's  filed  during  the  period

     Signature
     ---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  January  15,  2001

INFORMATION  HIGHWAY.COM,  INC.



By:     /s/  John  G.  Robertson

John  G.  Robertson,  President
(Principal  Executive  Officer)


By:     /s/  Brian  Cherry

Brian  Cherry,  Chief  Financial  Officer
(Principal  Financial  Officer)