Form 10QSB
period 2001-02-28
INFORMATION HIGHWAY COM INC
filed 2001-04-16
CIK 1081240

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  FEBRUARY  28,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

Commission  File  No.0-25773
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

            185B10751 SHELLBRIDGE WAY, RICHMOND, BC CANADA   V6X 2W8
            --------------------------------------------------------

                    (Address of principal executive offices)
                                 (604) 278B5996
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 12, 2001 - 8,815,500 shares of common stock, $.0001 par value were outstanding. A further 33,000 common shares, not yet issued, are allotted pursuant to a share exchange agreement. Total shares outstanding and allotted as of April 12, 2001 is 8,848,500.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ] No [X]

                                                INDEX


PART I - Financial Information                                                                  Page
Item 1. Consolidated Financial statements                                                           2
------- ---------------------------------

Consolidated Balance Sheets as of February 28, 2001 (unaudited) and May 31, 2000 (audited)          3

Consolidated Statements of Operations for the three months and nine months
  ended February 28, 2001 and February 29, 2000 (unaudited)                                         4

Consolidated Statements of Cash Flows for the nine months
  ended February 28, 2001 and February 29, 2000 (unaudited)                                         5

Notes to the Consolidated Financial Statements (unaudited)                                       6-12


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition   13-17
------- -------------------------------------------------------------------------------------

PART II - Other Information                                                                        18

Signatures                                                                                         19

PART  I  -  Financial  Information

Item  1.     Consolidated  Financial  statements
--------     -----------------------------------

Information  Highway.com,  Inc.
Consolidated  Balance  Sheets


                                                                             February 28,     May 31,
                                                                                 2001          2000
                                                                             (unaudited)     (audited)
                                                                                 $              $
                                        Assets
Current Assets
  Cash and equivalents                                                                  -      857,949
  Accounts receivable                                                              42,388       32,839
  Inventory                                                                       120,247      121,264
  Prepaid expenses                                                                 28,475      150,420
  Due from related parties (Note 8)                                                     -       36,391
--------------------------------------------------------------------------  --------------  -----------

Total Current Assets                                                              191,110    1,198,863
Restricted Cash (Note 3)                                                           26,042            -
Property, Plant and Equipment (Note 4)                                            414,550      490,750
Goodwill (Note 3)                                                                  44,450            -
--------------------------------------------------------------------------  --------------  -----------

Total Assets                                                                      676,152    1,689,613
==========================================================================  ==============  ===========

  Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Cheques issued in excess of bank balance                                         38,598            -
  Accounts payable                                                                734,138      385,645
  Accrued liabilities                                                             235,481      146,400
  Deferred revenues                                                                90,585       50,678
  Due to related parties (Note 8)                                                 284,372            -
  Current portion of long-term debt (Note 5)                                       23,875            -
  Current portion of obligations under capital leases (Note 7)                     35,828       36,773
--------------------------------------------------------------------------  --------------  -----------

Total Current Liabilities                                                       1,442,877      619,496
Obligations under Capital Leases (Note 7)                                          36,874       61,717
Long-Term Debt (Note 5)                                                            37,794            -
Convertible Debentures (Note 6)                                                 1,276,027    1,346,437
Share Subscriptions for Subsidiary                                                119,629            -
--------------------------------------------------------------------------  --------------  -----------

Total Liabilities                                                               2,913,201    2,027,650
--------------------------------------------------------------------------  --------------  -----------

Commitments and Contingencies (Notes 1 and 10)
--------------------------------------------------------------------------  --------------  -----------

Stockholders' Equity (Deficit)
Common Stock (Note 9), 50,000,000 shares authorized, par value $.0001
  per share, 8,848,500 and 8,141,334 issued and outstanding respectively              885          814
  Additional Paid in Capital - Common Stock                                     5,011,298    4,812,920
  Additional Paid in Capital - Stock Warrants                                     651,120      651,120
  Common Stock paid for but unissued (representing 70,000 shares)                  14,000            -
--------------------------------------------------------------------------  --------------  -----------

                                                                                5,677,303    5,464,854
--------------------------------------------------------------------------  --------------  -----------

Preferred Stock, 10,000,000 shares authorized, par value
  $.0001 per share, none issued                                                         -            -
--------------------------------------------------------------------------  --------------  -----------

Translation adjustments                                                            (3,695)     (11,572)
--------------------------------------------------------------------------  --------------  -----------

                                                                                5,673,608    5,453,282
Accumulated Deficit                                                            (7,910,657)  (5,791,319)
--------------------------------------------------------------------------  --------------  -----------

Total Stockholders' Equity (Deficit)                                           (2,237,049)    (338,037)
--------------------------------------------------------------------------  --------------  -----------

Total Liabilities and Stockholders' Equity                                        676,152    1,689,613
==========================================================================  ==============  ===========

(See  accompanying  notes)

Information  Highway.com,  Inc.
Consolidated  Statements  of  Operations
(Unaudited)


                                           Three  months  ended     Nine  months  ended
                                               February  28,           February  28,
                                         ------------------------  ----------------------
                                            2001         2000         2001        2000
                                             $            $            $           $
Revenues                                    214,167      334,751      624,905   1,001,549
Cost of Revenues                            244,390      485,007    1,156,801     926,565
---------------------------------------  -----------  -----------  -----------  ---------

Gross Profit (Loss)                         (30,223)    (150,256)    (531,896)     74,984
---------------------------------------  -----------  -----------  -----------  ---------

Operating Expenses
  Marketing and sales                        14,767      126,077      171,709     318,008
  General and administrative                201,244      858,147    1,246,482   2,043,480
  Product development                        21,009       64,260      169,252     183,677
---------------------------------------  -----------  -----------  -----------  ---------

Total Operating Expenses                    237,020    1,048,484    1,587,443   2,545,165
---------------------------------------  -----------  -----------  -----------  ---------

Net loss                                    267,243    1,198,740    2,119,339   2,470,180
=======================================  ===========  ===========  ===========  =========

Basic and dilutive net loss per share          0.03         0.16         0.26        0.34
=======================================  ===========  ===========  ===========  =========

Weighted average shares used to
  compute basic and historical
  net loss per share                      8,512,000    7,667,000    8,243,000   7,247,000
=======================================  ===========  ===========  ===========  =========

Diluted  loss per share has not been presented separately as the result is anti dilutive.

(See  accompanying  notes)

Information  Highway.com,  Inc.
Consolidated  Statements  of  Cash  Flows
(Unaudited)


                                                          Nine months     Nine months
                                                             ended           ended
                                                          February 28,   February 29,
                                                         --------------  -------------
                                                              2001           2000
                                                               $              $
Cash Flows to Operating Activities
  Net loss                                                  (2,119,339)    (2,470,180)
  Adjustments to reconcile net loss to cash
    Depreciation and amortization                              117,319         72,407
    Amortization of goodwill                                    11,698        134,848
    Shares and warrants issued for services rendered            41,388        899,314
    Interest on conversion of debentures                         5,811              -
    Imputed interest on valuation of warrants                   74,590              -
    Gain on sale of computer equipment                          (1,952)             -
  Change in non-cash working capital items
    (Increase) in accounts receivable                           (9,549)        (5,031)
    Decrease (increase) in prepaid expenses                    121,945        (36,260)
    Decrease (increase) in inventory                             1,017        (21,546)
    Increase in accounts payable and accruals                  437,575        111,091
    Increase in unearned revenue                                39,907         14,948
-------------------------------------------------------  --------------  -------------

Net Cash Used in Operating Activities                       (1,279,590)    (1,300,409)
-------------------------------------------------------  --------------  -------------

Cash Flows from (to) Financing Activities
  Increase in long-term debt, net of repayment                  61,669              -
  Increase in common stock                                       6,250      2,034,365
  Increase (decrease) in advances from related parties         320,763       (112,938)
  Capital lease obligations repaid                             (25,788)             -
  Share subscriptions in subsidiary                            119,629              -
  Share subscriptions                                           14,000              -
-------------------------------------------------------  --------------  -------------

Net Cash from Financing Activities                             496,523      1,921,427
-------------------------------------------------------  --------------  -------------

Cash Flows to Investing Activities
  Increase in property, plant and equipment                    (45,417)      (155,732)
  Restricted cash                                              (26,042)             -
  Proceeds from sale of computer equipment                       6,250              -
  Purchase of subsidiary                                       (56,148)             -
-------------------------------------------------------  --------------  -------------

Net Cash to Investing Activities                              (121,357)      (155,732)
-------------------------------------------------------  --------------  -------------

Translation Adjustments                                          7,877         (4,733)
-------------------------------------------------------  --------------  -------------

Increase (Decrease) in Cash During the Period                 (896,547)       460,553
Cash - Beginning of Period                                     857,949         37,622
-------------------------------------------------------  --------------  -------------

Cash (Deficiency) - End of Period                              (38,598)       498,175
=======================================================  ==============  =============

Non-Cash Financing Activities
  Value of common shares issued for services                    41,388        751,514
  Value of common shares issued for property                         -         22,000
  Value of warrants issued for services                              -        147,800
  Conversion of $145,000 of convertible debentures
  into 664,666 common shares                                   150,811              -
=======================================================  ==============  =============

Supplemental Cash Flow Information:
  Cash paid for interest                                       173,037              -
  Cash paid for income taxes                                         -              -
=======================================================  ==============  =============

(See  accompanying  notes)

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


1.   Nature  of  Operations  and  Continuance  of  Business

     The Company owns four Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. See Note 3 for the acquisition of a company in the travel industry.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $7,910,657 to February 28, 2001 and has a working capital deficit of $1,251,767 as at February 28, 2001. There is substantial risk that the Company's ability to continue as a going concern could be in jeopardy and the ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, and further develop the market for its products and services. Management plans to raise additional equity financing from new investors by raising net proceeds of approximately $500,000 ($17,000 raised to date) through a private placement. The offering will be a best efforts, no minimum, offering consisting of 2,500,000 units at $0.20 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $0.25 for a period of one year from the date of issuance.

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

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


2.   Significant  Accounting  Policies  (continued)

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

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


2.   Significant  Accounting  Policies  (continued)

     Foreign  Exchange  (continued)

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


4.   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                                                                        February 28,    May 31,
                                                       Accumulated          2001          2000
                                                    Depreciation and      Net Book      Net Book
                                            Cost      Amortization         Value         Value
                                                                        (unaudited)    (audited)
                                             $              $                $             $
Computer equipment                         646,696            342,951         303,745     352,180
  Computer equipment under capital lease    98,480             37,739          60,741      83,452
  Office furniture and equipment            59,415             30,450          28,965      32,147
  Production equipment                      25,000             13,473          11,527      14,875
  Leasehold improvements                    13,910              4,338           9,572       8,096
----------------------------------------  --------  -----------------  --------------  ----------
                                           843,501            428,951         414,550     490,750
                                          ========  =================  ==============  ==========

5.   Long-Term  Debt
     Long-term debt represents a bank loan bearing interest at the bank's prime lending rate and is due in 36 monthly payments of Cnd$3,056 principal plus interest and is secured by a GIC of $110,000 held by a private company under the President's control.

                                                  $
     Balance February 28, 2001                  61,669
     Less current portion due within one year   23,875
     ----------------------------------------  -------

     Long-term portion                          37,794
     ========================================  =======

     Principal  payments  for  the  next  three  years  are:

                2001          23,875
                2002          23,875
                2003          13,919

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


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

     During the nine months ended February 28, 2001 convertible debentures of $145,000 were converted into 664,666 common shares.


7.   Obligations  Under  Capital  Leases

     The  Company  acquired  computer  equipment  by  way  of  capital  leases.

                                               Total
                                               Lease
                                             Payments
          Fiscal Period                          $
          -------------

          2001                                  35,828
          2002                                  30,560
          2003                                   4,219
          2004                                   3,867
                                             ---------
                                                74,474

          Less amount representing interest      1,772
                                             ---------

                                                72,702

          Less current portion                  35,828
                                             ---------

                                                36,874
                                             =========

8.   Due  To/From  Related  Parties

                                                                                    February 28,    May 31,
                                                                                        2001          2000
                                                                                         $             $
                                                                                    (unaudited)    (audited)
     (a) Amounts owing to the President of the Company and private companies under the President's control are from short-term cash loans, are due on
         demand, unsecured and non-interest bearing.                                      272,477     13,279

     (b) Amounts owing from public companies that share office premises and have common President's are from expenses paid on behalf of these companies,
         are due on demand, unsecured, and non-interest bearing.                           11,895    (49,670)
                                                                                   --------------  ----------

     Net amount owing from related parties                                                284,372    (36,391)
                                                                                   ==============  ==========

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


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

          During the nine months ended February 28, 2001 the Company issued 5,000 common shares valued at $9,712 for financial consulting services and 25,000 common shares valued at $31,676 for investor relation consulting services. These amounts have been charged to operations.

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

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


9.   Common  Stock  Issuances  and  Related  Commitments  (continued)

     (c)  Stock  Option  Plan  (continued)

          The weighted average number of shares under option and option price for the nine months ended February 28, 2001 is as follows:

                                                February  28,  2001
                                                   (unaudited)
                                      -------------------------------------
                                                                  Weighted
                                                      Weighted    Average
                                                      Average    Remaining
                                         Shares        Option       Life
                                      Under Option     Price     of Options
                                            #             $        (Months)
                 Beginning of period     1,601,900         .25           48
                 Granted                    25,000         .25
                 Exercised                 (12,500)      (0.50)
                 Cancelled                 (50,000)        .25
                 Lapsed                          -           -

                 End of period           1,564,400         .25*          43
                                      =============  ==========  ==========

               Effective September 21, 2000 the exercise price of stock options with respect to 1,060,000 common shares was reduced to $1.00.

          * Effective January 17, 2001 the exercise price of stock options with respect to all common shares was reduced to $.25.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                         February 28,     May 31,
                                             2001          2000
                                         (unaudited)     (audited)
                                              $              $

          Net loss
            As reported                    (2,119,339)  (4,134,545)
            Pro forma                      (2,140,636)  (4,897,805)
          Basic net loss per share
            As reported                          (.26)        (.55)
            Pro forma                            (.26)        (.66)

Information  Highway.com,  Inc.
Notes  to  Consolidated  Financial  Statements
(unaudited)


10.  Commitments  and  Contingent  Liability

     (a)  Commitments

          The Company is committed to making the following lease or contract payments for the next four fiscal years:

                                           For the fiscal years ended May 31,
                                           ----------------------------------
                                            2001      2002     2003    2004
                                              $         $       $       $
          Management consulting              17,500        -       -       -
          Investor relations - consulting    30,000        -       -       -
          Premises leases                    63,987   25,878   8,149   3,396
                                           --------  -------  ------  ------
                                            111,487   25,878   8,149   3,396
                                           ========  =======  ======  ======

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

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the nine months ended February 28, 2001 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $759,466 relating to such activities. The net loss relating to Internet activities in Canada amounted to $1,055,268 and the net loss relating to US ISP business was $304,605.

Item  2.  Management's  Discussion  and  Analysis  of Financial Condition and
-------------------------------------------------------------------------------
          Results  of  Operations
          -----------------------

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

Our portal site has assembled a functional business site to enable business professionals to immediately find what they need rather than spending time searching the Internet for the information they need. Portal site users are able to:

  -  monitor  and  research  the  stock  market;

  -  plan  and  book  their  next  business  trip;

  -  check  the  local  news  and  weather;

  -  participate  in  online  forums;

  -  carry  out  electronic  transactions  via  e-commerce;  and

  -  find  a  suitable  restaurant  in  their  area.

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

On September 27, 2000, the Company completed an agreement to purchase Pavlik Travel, a travel agency located in North Vancouver, British Columbia, Canada serving the Greater Vancouver area. Refer to Note 3 of the attached financial statements. Pavlik Travel is a wholly-owned subsidiary of the Company. Our plans for the travel agency are to bring it online as a valuable addition to our customized portal site.

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

We are negotiating the sale of Yesic Communications, Inc., our Internet provider for Southern Ontario,

FACTORS  AFFECTING  ONGOING  OPERATIONS

Although planned principal activities have started producing significant revenues, in our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to February 28, 2001. At February 28, 2001, our accumulated deficit was $7,910,657 and our working capital deficit was $1,251,767. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

PROGRESS  REPORT  FROM  DECEMBER  1,  2000  TO  APRIL  12,  2001

On February 6, 2001, we announced that we are currently active in developing a wireless Internet access solution in Vancouver, B.C. The new wireless technology passed the first phase of testing in January this year. The tests were able to achieve Internet access speeds 20 times faster than ordinary dial up service by using Information Highway's wireless access service (iWAS) combined with the 2.4 GHz ISM portable antenna from IAS Communications, Inc. The Company's Wireless Internet Service will leverage Information Highway's high performance, IP network to enable mobile and dedicated access to the Internet. This service will allow businesses and residential users not to be confined by traditional physical limits while allowing them access to services such as corporate intranets, IP VPN's, email, messaging systems and other e-business applications. The first location for the Wireless Internet Service is planned within the Greater Vancouver area. Information Highway.com, Inc. will begin broadcasting Wireless Internet from its facilities at the Harbour Centre Tower at 555 West Hastings Street. This location is ideal for the iWAS service as it currently overlooks an approximate population of 1,000,000 people.

On February 15, 2001, we announced the completion of its Voice over IP (VoIP) Production Platform developed in partnership with Inglenet Business Solutions. This milestone complements the Company's pledge to bring new and innovative IT services and Software solutions to market for the digital generation. iPhone and PhoneEarth.com, the Company's Digital Voice over IP Services represents two of the major VoIP services that will be marketed to residential and business consumers respectively. With the Company's iPhone gateway, basic and enhanced VoIP services may be offered to the Company's members through a free subscription-based service. The PhoneEarth business solution, a Web-based Internet telephone portal service allows businesses to tap into the important convergence of telephony and Internet. PhoneEarth will provide iHiway's business customers with a low-cost gateway to teleconferencing; call management, telephone directories, voicemail services and other Voice Over IP products.

We anticipate a rollout program for its iPhone gateway to begin in strategic locations throughout Canada and the United States. SOVO Computer Center and Pavlik Travel Services Ltd. will be the first companies to utilize the PhoneEarth.com VoIP services for its customers. Internet Telephony services could capture a conservative 5% of all the long distance calls worldwide by year 2002. PhoneEarth, a proprietary technology of Information Highway.com, Inc. competes directly with IP Telephony providers IDT Corp., Net Speak Corp. Quest Communications, and Vocal Tec. Suppliers include Dialogic, Brooktrout, Analogic, Cisco, and 3Com.

On February 28, 2001, we announced that a letter of intent had been completed with AirStream Communications, Inc., a wireless broadband company located in British Columbia Canada. We will supply the web hosting and content development, e-commerce solutions, VoIP, web searches, multicasting, shopping and travel services from the Company's portal site. AirStream Communications will provide the wireless Broadband connectivity to Information Highway.com, Inc.'s users.
The AirStream wireless technology has speeds 100 times faster than ordinary dial-up service. The Wireless Internet Hawks Antenna, supplied by IAS Communications, Inc. enables the wireless customer to access the Internet on their laptop or office computer up to 2 miles (5 KM) from AirStreams broadcast facility. Users of the wireless Bluetooth device can now email and send messages, conduct business and surf the net while they are in their automobiles, in a restaurant, in their office or on the beach up to a 2-mile limit.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

REVENUES

Revenues  decreased  by $377,000 (38%) to $625,000 from $1,002,000 in 2000. This decrease was due to a fiercely competitive market and the technical difficulties of our Canadian service provider. As a result, we have entered into a contract with Bell Canada to provide Digital Subscriber Line (DSL) service rather than a regular dial up service. Based on assumptions about demand for our ISP services and our portal site, we anticipate that the dollar amount of future revenues will increase over current levels. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the nine months ended February 28, 2001 was $304,605 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

We are receiving small amounts of revenue from banner advertisements, developing and hosting web-sites for customers, reselling portal site information and service modules pursuant to license agreements. We have also sold product over the Internet pursuant to a Resellers Agreement. Sales from this source were $1,800 and costs were $1,000.

COST  OF  REVENUES

Cost of revenues increased by $230,000 (25%) to $1,157,000 from $927,000 in 2000. The largest components of cost of revenues are telephone costs and Internet and license fees. As mentioned above the technical difficulties of our main provider in Canada has necessitated the purchase of additional back up service which resulted in major cost overruns.

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

GROSS  PROFIT

Gross  profit  decreased  by $607,000 (809%) to ($532,000) from $75,000 in 2000.
Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. We intend to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers.

MARKETING  AND  SALES  EXPENSES

Marketing and sales expenses have decreased by $146,000 (46%) to $172,000 from $318,000 in 2000. The major component of this decrease was a result of a number of one time marketing programs in 2000 that were not carried forward to this year. We had very little marketing and sales effort in 2000.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses for corporate overhead activities and Internet business-related activities combined have decreased by $797,000 to $1,246,000 from $2,043,000 in 2000.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $857,000 to $759,000 from $1,616,000 in 2000.

Investor relations and financial consulting decreased by $988,000 to $165,000 as compared to $1,153,000 in 2000. This decrease was due to a non-recurring expense in 2000 where the Company paid $679,000 in shares to IP Equity, Inc. a non-related company for Internet-based marketing and financial consulting services. In 2000 the Company also paid $147,800 in warrants for a three month marketing and advertising program.

Professional fees decreased by $17,000 to $121,000 from $138,000 in 2000. These additional costs in 2000 related to regulatory matters and legal costs incurred in defending a claim against the Company.

General and administrative expenses relating to Internet business related activities increased by $7,000 to $170,000 from $163,000 in 2000. This increase is largely due to telephone expense.

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

Product development expenses decreased by $15,000 (8%) to $169,000 from $184,000 in 2000. The decrease was largely due to salaries and consultant fees.

DEPRECIATION  AND  AMORTIZATION  EXPENSES

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $45,000 to $117,000 as compared to $72,000 in 2000.

Purchased goodwill was amortized at $15,000 per month during 1999 and was fully amortized as at February 29, 2000. Purchased goodwill in 2000 is being amortized at $2,341 per month over 24 months until September 30, 2002.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

NET LOSS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

Our business is carried on in one industry segment being the provision of access to the Internet and providing services to individual and corporate subscribers.

Up until May 31, 1999 we operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. Subsequent to May 31, 1999 we began expansion of our ISP business into 22 cities in the United States by setting up Virtual ISP's. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the nine months ended February 28, 2001 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $759,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $1,055,000 and the net loss relating to US ISP business was $305,000.

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

LIQUIDITY  AND  FINANCIAL  RESOURCES  AT  FEBRUARY  28,  2001

We have historically satisfied our capital needs by borrowing from affiliates in the short-term, by issuing equity securities, and entering into capital leases.

We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. With our beginning cash position of $858,000 along with cash received during the period of $533,000, generated by issuing equity securities of $6,000, advances from affiliates of $321,000, loan advanced from the bank of $72,000, share subscriptions from a subsidiary of 120,000 and share subscriptions from the parent of $14,000 we were able to fund our operating cash shortfall of $1,280,000, repay capital lease and loan obligations of $36,000, make capital expenditures of $88,000, and fund two letters of credit ("Restricted Cash") of $26,000. This resulted in a decrease of our cash position by $897,000 to a cash deficiency of $39,000. The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

We have a working capital deficit, as at February 28, 2001, of $1,252,000. We will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

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

We have not achieved profitable operations since our inception and have suffered mounting losses of $7,910,657 to February 28, 2001.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. Our strategy now is to create Virtual ISP presences in new markets (i.e., North American cities) pursuant to our agreements with Internet access providers, so that it will not have to commit to capital expenditures to build out a network in each new market. We may need to commit working capital, however, to fund increased lease payments to Internet access providers until revenues from new subscribers begin to cover the increase in monthly lease costs attributable to the new market. We have switched on 50 ports (minimum per agreement with Level 3 Communications) in each US city which enables us to service up to 500 customers in each city. The loss from these ports for the nine months ended February 28, 2001 was $305,000 which was charged to general and administrative expenses as there was minimal revenue generated during the period from these ports and is not considered a profit centre as of yet. We expect our capital expenditures to continue at a modest rate in future periods as necessary, arising primarily from the purchase of some infrastructure equipment necessary for the development and expansion of our defined markets. We made capital expenditures of $45,417 in the current period, principally to acquire hardware related to the development and maintenance of the portal site.

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

Dated:  April  13,  2001           INFORMATION  HIGHWAY.COM,  INC.



                                   By:  /s/  John  G.  Robertson
                                        ----------------------------------------
                                        John  G.  Robertson,  President
                                        (Principal  Executive  Officer)

                                   By:  /s/  James  Vandeberg
                                        ----------------------------------------
                                        James Vandeberg, Chief Financial Officer
                                        (Principal  Financial  Officer)