Form 10KSB
period 2001-05-31
INFORMATION HIGHWAY COM INC
filed 2001-09-18
CIK 1081240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           THE SECURITIES ACT OF 1934

                     For the Fiscal Year Ended May 31, 2001
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were:  $147,977

The Aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 2001, computed by reference to the price at which the stock was sold on that date: $ 189,960
                                   -----------

The  number  of  shares  outstanding  of  the registrant's Class A voting Common
Stock,  no  par  value,  as  of  August  31,  2001  was  9,349,352.

Documents  incorporated  by  reference:  None.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [_] No [X]

                          INFORMATION HIGHWAY.COM, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .  3
   ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . 11
   ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 11
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . 13
   ITEM 7.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . 22
   ITEM 8.  CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . 22
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
   ITEM 9.   DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . 22
   ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 24
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 27
   ITEM 13(a).  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . 28
   ITEM 13(b).  REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 29

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Information Highway.com, Inc. serves as an Internet Service Provider, or ISP, for companies and individuals that need access to the Internet in exchange for a recurring fee. We have also developed and begun providing a compilation of Internet-based services and information catering to business professionals known collectively as www.theexecutive.com. We conduct our operations through our wholly-owned Canadian subsidiary Blue Crow Internet Company, Ltd., acquired in December 1996. We also have two wholly-owned subsidiaries which are: Information Highway, Inc. which owns two wholly-owned subsidiaries: World Tel Internet (Toronto) Ltd., acquired in February 1997; and Blue Crow Internet Company, Ltd.

Information Highway, Inc., a Washington corporation, initially acquired Blue Crow, WorldTel and YesIC Communications, Ltd., of which YesIC was sold pursuant to a share purchase agreement dated April 24, 2001. Then, in February 1999, Information Highway, Inc. engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of Information Highway, Inc. came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information Highway.com, Inc. Information Highway.com, Inc. is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY). Information Highway.com, Inc.'s executive offices are located at 10751 Shellbridge Way, Suite 185, Richmond, British Columbia V6X 2W8, Canada, our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409.

On September 27, 2000 we completed an agreement to purchase Pavlik Travel Services Ltd., a retail travel agency, located in a suburb of Vancouver, British Columbia, Canada.

On February 28, 2001, we subsequently sold Pavlik to SMR Investments Ltd.for $125,000 whereby SMR paid $85,921.77 to pay a bank loan, with the balance of $39,078.23 paid to us.

On April 24, 2001 we completed a share purchase agreement through which we disposed of all the assets, liabilities and shares of our wholly-owned subsidiary, YesIC Communications, Ltd., a Toronto-based ISP, to a private Ontario corporation.

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

In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. The reverse takeover of Florida Venture Fund, Inc. by Information Highway, Inc. was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between Florida Venture Fund, Inc., Information Highway, Inc. and certain shareholders of Information Highway, Inc. Florida Venture Fund, Inc. acquired 3,235,000 common shares of Information Highway, Inc.

(out of a total of 5,639,650 issued and outstanding common shares) in exchange for 3,235,000 common shares of Florida Venture Fund, Inc. In connection with the reverse takeover, FloridaVenture Fund, Inc. changed its name to Information Highway.com, Inc. It is our intention to complete the exchange of shares of Information Highway.com common stock for the remaining and outstanding common shares of Information Highway, Inc. on a one for one basis. As of May 11, 2000 (date of exchange offering closing), 2,359,650 of the remaining 2,404,650 Information Highway, Inc. shares had been exchanged for the same number of Information Highway.com shares. Information Highway.com has allotted 33,000 shares in anticipation of the remaining shares of Information Highway, Inc. being exchanged in the future. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc.
Information Highway, Inc. paid $100,000 to the controlling shareholder of Information Highway.com to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares. In total, to January 10, 2000, approximately 99% of Information Highway, Inc. shares had been exchanged. Information Highway.com has allotted 33,000 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be canceled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc.
Information Highway, Inc. paid $100,000 to the controlling shareholder of Florida Venture Fund, Inc. as a finder's fee and to effect the Agreement and Plan of Reorganization.

On April 24, 2001 by way of share purchase agreement, we disposed of YesIC Communications, Ltd., our Toronto-based ISP which was an ISP only, in order to focus on our Vancouver-based center which has been developed to provide state of the art services to emerging markets.

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

Principal  Services

We currently derive the overwhelming majority of our revenues from our ISP business. Over the past two and half years, we have devoted significant resources to developing our portal site, which provides localized and portal content catering to business professionals. We believe that the portal site will ultimately produce significant revenues, as well as complement our ISP services by functioning as an Internet access gateway.

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

Recent  Developments

In December 1999, we completed a license agreement with ISP Power Corporation, whereby we licensed ISP's PRISM software that provides integrated billing and customer care software solutions, which has consolidated all of our billings and customer related management needs into one powerful, flexible and automated package that reduces costs. The PRISM software integrates into the Microsoft Commercial Internet System. This software package provides up-to-date information about customers and enables us to co-brand our billing system to our Virtual ISP's, while allowing them to retain their own identity, even when it relates directly to the billing of their customers. With the installation of this new software and the implementation of Microsoft's MCIS system, we can now scale up to 10,000,000 users by increasing its hardware.

On August 24, 1999, we entered into a multi-user DSL agreement with Bell Atlantic Data Solutions to sell multi-user ADSL (Asymmetric Digital Subscriber line) service, Internet access and ancillary services. This enabled us to offer to our business customers ADSL Internet service for up to 30 users over one phone line within the Bell Atlantic footprint in the United States, which consisted of thirteen states from Virginia to Maine. However, we have decided not to pursue this line of business due to its low profitability forecast.

In February 2000, we launched our Voice Over Internet Protocol (VoIP) analog program, beginning with production on its rollout program in Canada utilizing AT&T's fibre optic backbone. With our gateway (www.ihwyphone.com) basic and
                                                    -----------------
enhanced voice services over the Internet, including voice enhanced web commerce and interactive multimedia communications are now offered. This adds to the draw of our portal and service offering and has profitability potential as well.

On February 17, 2000, we entered into a partnership agreement with LinuxWizardry Systems, Inc. to distribute and market its Linux based, low cost router to our customers. The Linux operating system allows for an easy configuration of Internet routers and network appliances through a drag and drop graphical user interface. The LinuxWizardry router does not require an expensive network specialist to configure the LinuxWizardry router and therefore allows small businesses to take control of their networks.

In March 2000, we launched our Spanish portal site (http://latino.theexecutive.com), which Portal site offers free access for Spanish speaking users, allowing them access to all of our standard service on its portals. We are anticipate that we will co-brand further content and shopping resources with www.itiendas.com, www.espanol.com and CD NOW in Spanish.

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

In August, 2000 we announced that we had entered into a contract with Bell Nexxia to offer high speed access service to our internet dial-up users in the Toronto area through YesIC Communications. YesIC has subsequently been disposed of.

In February, 2001, we announced that we were actively developing a new wireless technology which would allow users to achieve Internet access speeds 20 times faster than ordinary dial up service by using our wireless access service (iWAS) combined with the 2.4 GHz ISM portable antenna from IAS Communications, Inc. Our Wireless Internet Service will leverage our high performance, IP network to enable mobile and dedicated access to the Internet.

Also in February, 2001, we announced the completion of our Voice over IP (VoIP) Production Platform developed in partnership with Inglenet Business Solutions (www.inglenet.com). This milestone complemented our pledge to bring new and innovative IT services and Software solutions to market for the digital generation. iPhone and PhoneEarth.com, our Digital Voice over IP Services represents two of the major VoIP services that will be marketed to residential and business consumers respectively.

With our iPhone gateway (http://www.IHIWAYPHONE.com), basic and enhanced VoIP services may be offered to our members through a free subscription-based service. The PhoneEarth business solution (http://www.PHONEEARTH.com), a Web-based Internet telephone portal service allows businesses to tap into the important convergence of telephony and Internet. PhoneEarth will provide our business customers with a low-cost gateway to teleconferencing; call management, telephone directories, voicemail services and other Voice Over IP products.

Also in February we announced that we had signed a letter of intent with AirStream Communications, a wireless Broadband company located in British Columbia, Canada. We agreed to supply the web hosting and content development, e-commerce solutions, VoIP, web searches, multicasting, shopping and travel services from our portal site (www.theexecutive.com)
                                    --------------------

AirStream Communications agreed to provide the wireless Broadband connectivity to our users. The AirStream wireless technology has speeds 100 times faster than ordinary dial-up service. A formal agreement is being completed.

On April 30, 2001, we announced the completion of an agreement to common shares of YesIC Communications, Inc., our wholly-owned subsidiary, was completed with a private Toronto based company. YesIC Communications, Inc. is an Internet Service Provider (ISP) in the Toronto, Ontario area. Information Highway.com, Inc. can receive a maximum of $1,000,000 CAD subject to certain terms and conditions of the agreement. However, the new owners of YesIC placed YesIC into receivership and it is unlikely that we will see any of the $1,000,000 which may have been obtained pursuant to the share purchase agreement.

On July 26, 2001, we announced that we signed a term sheet to acquire 100% interest in a privately-held company for $35,000,000 of our preferred stock, convertible into our common stock on December 31, 2003. Closing of the transaction is subject to completion of satisfactory due diligence by both parties, negotiation of definitive agreements between the companies and our raising not less than $2,000,000 for the needs of the private company.

The private company is a service provider that provides broadband Internet service, telephone, television, property management and other state of the art technologies to multi-dwelling unit (MDU) residents, owners and managers. The private company retained IBM (NYSE: IBM) to construct a $1.5 million carrier class Network Operations Center (NOC); contracted with Convergys, one of the largest billing and customer care call center companies in the world, to provide resident billing, customer care and related functions; and Broadwing to initially fund the installation of 5,000 units and provide wide area network connectivity. The private company has rights to contracts totaling 57,000 residential apartment units and has a prospect list of over 1,000,000 units.

We will release further details regarding the private company upon successful completion of the necessary financing and negotiation of the definitive agreement

On July 30, 2001 we announced a strategic alliance with MHL Communications Inc., (http://www.phonebridge.com), the Internet appliance telephony company. The partnership will allow customers via the revolutionary "PhoneBridge" telephony appliance to leverage their existing cordless telephones in completing calls utilizing iHiway's VoIP network in Vancouver, B.C. available through their VoIP portals, (http://www.ihiwayphone.com) and (http://www.phoneearth.com).

Our  Portal  Site

We believe that Internet users will begin to select their ISP based in part on the value-added services that their ISP provides. Through our portal site compilation of Internet-based services and information, we provide localized and portal content designed to cater to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com . Other portal sites are customized to the needs of
--------------------
specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

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

We have committed significant resources to the development of the portal site. Our portal site can be customized to function as a dedicated service for dial-up communities, interest groups, associations, and companies, who in turn sell dial-up access to the service to their users, members, associates, or employees. In other words, the portal site makes available Internet comprehensive services such as stock quote systems, travel reservation systems, shopping networks, and chat technologies, and then adds information and directories unique to any given group or organization. In some cases, its networks may even form the backbone of a corporate Intranet. Because of the modular nature of the portal site's information and service components, we can offer businesses and associations the components that they want as the basis of their customized intranets or executive sites. An initial development and licensing fee, together with monthly maintenance fees, will be charged for the development of a customized portal site. The modular nature of the portal site's information and service components will also facilitate establishing local customized portal sites in those markets where we, or one of our licensees, seek to establish or maintain an ISP presence.

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

Wireless  Internet

We anticipate that we will be focusing on high-speed wireless Internet service with our partnership with AirStream Communications, Inc. whereby we will supply the Internet service such as email, web hosting, e-commerce and Voice Over IP and AirStream will supply the wireless point of presence (POPs) to locations where high-speed service such as DSL and cable is not available.

Competitive  Conditions

The market for Internet products, services and advertising, is rapidly evolving and intensely competitive. We currently or potentially compete with many other ISPs, providers of Web directories, search and information services, as well as traditional media, for consumer attention and advertising expenditures. We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to provide ISP services and to launch new websites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services. We compete with other ISPs for ISP customers. Although some affirmative effort is required to change ISPs, there are no significant barriers to ISP customers changing their ISP in response to service quality or price considerations.

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

Governmental  Regulation

The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission, or FCC, in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our services. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us. Also, Congress recently passed (and the President has signed into law) the Digital Millennium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, the United States recently enacted the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. We cannot currently predict the effect, if any, that this legislation will have on our business. There can be no assurance that this legislation will not impose significant additional costs on our business or subject us to additional liabilities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our headquarters and executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X 2W8 and our telephone number is (604) 278-7494. We lease, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments Ltd., a private British Columbia company owned by Susanne Robertson, the wife of John G. Robertson. The monthly rent fee is approximately $350.00 ($CN500.00). We also lease facilities in Vancouver. The Vancouver site supports both ISP services and the portal site. The lease term is 28 months with monthly payments of approximately $5,000.00 ($CN 7,500.00).

ITEM  3.  LEGAL  PROCEEDINGS

A  Writ  of  Summons  and  Statement  of  Claim  was  filed  against Information
Highway.com in the Supreme Court of British Columbia on April 20, 1999 by a former employee and spouse of the employee. The employee was retained by Information Highway.com as a consultant on or about December 1996 and was subsequently terminated for cause by Information Highway.com in December 1997. The plaintiffs are seeking monetary damages related to the alleged remuneration due pursuant to an agreement and a stock option between Information Highway.com and the employee. The total damages claimed amount to $597,000, including alleged unpaid remuneration and a stock option benefit. The plaintiffs are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. This subsidiary, Blue Crow Internet Company, Ltd., operated at a net loss from operations during the period from acquisition in December 1996 to date. Information Highway.com believes that the plaintiff's allegations are without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defense. Information Highway.com intends to vigorously defend this action. Information Highway.com is also disputing an invoice from Clark Wilson for CDN$42,000. To the knowledge of our Executive Officers and Directors we know of no other threatened or contemplated legal proceedings or litigation.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Price  of  and  Dividends on Capital Stock and Other Shareholder Matters

There is a limited public market for the Common Stock of Information Highway.com which has traded on the OTC Bulletin Board under the symbol "IHWY" since February 24, 1999.

The following table sets forth the high and low prices for our Common Stock as reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                          Bid Price
                                      High $      Low $

Quarter Ended August 31, 1999         13.00      3.1875
Quarter Ended November 30, 1999        8.75        2.50
Quarter Ended February 29, 2000        6.25        3.94
Quarter Ended May 31, 2000             7.00       1.875
Quarter Ended August 31, 2000        2.9375     1.03125
Quarter Ended November 30, 2000      1.6875     0.28125
Quarter Ended February 28, 2001      0.4375     0.15625
Quarter Ended May 31, 2001             0.25        0.10
Quarter Ended August 31, 2001          0.13        0.05

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of August 31, 2001, there were 9,349,352 shares of Common Stock outstanding, held by 170 shareholders of record and by various broker/dealers on behalf of an indeterminate number of street name shareholders. As of August 31, 2001, 1,564,400 shares of common stock were subject to issuance pursuant to outstanding options at $0.25 per share and 229,750 shares of common stock were subject to issuance pursuant to outstanding warrants at prices ranging from $4.00 to $5.00 per share.

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

(3) On May 31, 2000, we issued 8,750 shares pursuant to options exercised at prices between $0.50 and $0.75 per share for total proceeds of $5,000. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under our written stock option plan, a copy of which we have provided to participants. In the event Rule 701 is not available, we believe that 8,750 shares were also exempt from registration under Rule 506 under and Section 4(2) f the Securities Act of 1933. If the foregoing exemptions are not available, we further believe that these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

(4) In May, 2000, we issued 50,000 shares to Capital Research Group Inc. for financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of
Section  5  of  the  Securities  Act  of  1933.

(5) In May, 2000, we issued 75,000 shares to Park Avenue Consulting Group Inc. for financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of
Section  5  of  the  Securities  Act  of  1933.

(6) Between May, 2000 and June, 2000 we issued 10,000 shares to Capital Research Group as a monthly fee pursuant to the financial consulting agreement.

(7) In September, 2000 we issued 12,500 shares pursuant to the exercise of stock options exercised at $0.50 per share for total proceeds of $6,250. The sale of the shares was exempt from registration under Rule 701 under Section 3(b) of the Securities Act of 1933. The sales were made on exercise of grants under our written stock option plan, a copy of which we have provided to participants. In the event Rule 701 is not available, we believe that 8,750 shares were also exempt from registration under Rule 506 under and Section 4(2) f the Securities Act of 1933. If the foregoing exemptions are not available, we further believe that these sales were also exempt under Regulation S under the Securities Act of 1933, as amended, due to the foreign nationality of the relevant purchasers.

(8) In September, 2000 we issued 25,000 shares to Internet Promos, LLC for financial consulting services. The offer and sale of the shares were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, Regulation S under the Securities Act of 1933, and beyond the jurisdiction of
Section  5  of  the  Securities  Act  of  1933.

(9) Between November 2000 and February 2001, we issued 664,666 shares to Senasqua Investors LLC pursuant to the partial conversion of $145,000 of convertible debentures issued March 3, 2000. The remaining principal amount matures March 3, 2002. The original offer and sale of the warrants and debentures were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933. Subsequent to our year-end, in August, 2001, we issued a further 233,852 shares pursuant to the conversion of a further $15,000 of debentures.

(7) On March 15, 2001, we issued 300,000 common shares to the former principals of Airstream Communications, Ltd. pursuant to a Letter of Intent whereby Airstream agrees to provide wireless Broadband connectivity services to us and our users.

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

Our portal site is a compilation of Internet-based services and information, we provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

Our  portal  site  users  are  able  to:

     .  monitor  and  research  the  stock  market;
     .  plan  and  book  their  next  business  trip;
     .  check  the  local  news  and  weather;
     .  participate  in  online  forums;
     . carry out electronic transactions via e-commerce; and . find a suitable restaurant in their area.

We Conduct Our Operations Through One Wholly-owned US Subsidiary and Two Wholly-owned Canadian Subsidiaries

We conduct our operations through our wholly-owned Canadian subsidiary Blue Crow Internet Company, Ltd., acquired in December 1996. We also have two wholly-owned subsidiaries which are: Information Highway, Inc. which owns two wholly-owned subsidiaries: World Tel Internet (Toronto) Ltd., acquired in February 1997; and Blue Crow Internet Company, Ltd.

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

Although planned principal activities have started producing revenues, in our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to May 31, 2001. At May 31, 2001, our accumulated deficit was $7,905,151 and our working capital deficit was $2,392,942. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

Revenues

Revenue consists of mainly the provision of Internet dial-up services. We receive limited revenue from banner advertisements, web-site development and hosting.

We completed a license agreement with ISP Power Corporation in early December 1999. ISP Power Corporation's PRISM Software provides integrated billing and customer care software solutions. We have ceased using this software. In its place, we use Hawk-I, provided by LogiSense. Hawk-I provides ISP billing and customer care software solutions.

Revenue is recognized at the time services are provided. All related costs are recognized in the period in which they occur. Customer deposits for Internet dial-up services to be provided in the future are treated as deferred revenues. The following factors affect our revenue:

     - Service Offering--We derive most of our operating revenue from the ISP service we provide to our customers;

     - We expect that service quality (i.e., data transmission speed and periods of down time) and price will be the major factors that influence ISP customers to switch their ISP;

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

Results of Operations for the Year Ended May 31, 2001 as Compared to the Year Ended May 31, 2000

The following results of operations do not include the discontinue operations of YesIC Communications Inc. as this subsidiary was sold during the year. The discontinued loss from YesIC from 2001 was $573,000 as compared to $494,000 in 2000.

Revenues

Revenues  decreased  by  $26,000  (15%)  to $148,000 from $174,000 in 2000. This decrease  was  due  to  decrease  in  antenna  sales  during  the  year.

Cost  of  Revenues

Cost  of revenues increased by $196,000 (56%) to $548,000 from $352,000 in 2000.
One-time catchup Internet and telephone charges, totalling $220,000, were paid or accrued during 2000. These are not expected to occur in future. The largest components of cost of revenues are telephone costs and Internet and license fees which are reduced due to the sale of our subsidiary in Toronto, and which increased for our subsidiary in Vancouver. We also wrote down $95,000 of modem inventory to a net realizable value of nil.

Gross  Profit

Gross  profit  decreased  by  $211,000  (123%)  to $(400,000) from ($179,000) in
2000. Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers. We intend to decrease the cost of telephone and Internet switching fees with new agreements with backbone or bandwidth providers in order to increase profits.

Marketing  and  Sales  Expenses

Marketing and sales expenses have decreased by $185,000 (61%) to $119,000 from $304,000 in 2000. Advertising costs in the US market totaling $190,000 were incurred in 2000 and were not repeated in 2001.

General  and  Administrative  Expenses

General and administrative expenses for corporate overhead activities and Internet business-related activities combined have decreased by $1,760,000 to $1,211,000 from $2,971,000 in 2000.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $1,707,000 to $867,000 from $2,574,000 in 2000. Expenses relating to being an active operating public company including investor relations and financial consulting have been curtailed in 2001.

Investor relations and financial consulting decreased by $1,544,000 to $167,000 as compared to $1,711,000 in 2000. This decrease was due to a non-recurring expense in 2000. In 2000, we also paid $147,000 in warrants for a three month marketing and advertising program and also paid in shares $496,000 for financial consulting services.

Professional fees decreased by $70,000 to $147,000 from $217,000 in 2000. These additional costs in 2000 related to a number of security issuances and regulatory matters and legal costs incurred in deferring a claim against the Company.

Another one-time charge in 2000 was a $100,000 bonus declared payable to our President for all prior services accrued. There was no bonus declared in 2001.

General and administrative expenses relating to Internet business related activities decreased by $146,000 to $40,000 from $186,000 in 2000. The major components of the decrease is amortization of goodwill, $135,000 as was claimed in 2000.

Product  Development  Expenses

Product development costs consist of expenses incurred by us in the development and creation of our portal site and our VoIP project. Product development costs include compensation and related expenses for programmers, depreciation of computer hardware and software, rent, telephone and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred.

Product development expenses increased by $67,000 (36%) to $254,000 from $187,000 in 2000. The major component of the increase in product development expenses was $75,000 was paid for a wireless Broadband connection.

Depreciation  and  Amortization  Expenses

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets increased by $28,000 as compared to $96,000 in 2000.

Purchased goodwill was amortized at $15,000 per month over its estimated useful life of three years. The estimated useful life of three years was chosen to reflect the short-term life of the related business because of increased competition, the lack of a universal presence and technological advancements and obsolescence in the industry. Amortization expense has been allocated to general and administrative expense for the Internet business. Goodwill was fully amortized by the end of the 2000 fiscal year.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

Net Loss for the Year Ended May 31, 2001 as Compared to the Year Ended May 31, 2000

Our business is carried on in one industry segment being the provision of access to the Internet and providing services, including web-hosting and VoIP to individual and corporate subscribers.

In 2000 we operated in Vancouver, British Columbia and Toronto, Ontario and also incurred some expenses in testing the US market. No revenues were generated in the US market in either year.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company.

Our net losses have come mainly from investor relations activities and professional fees in the United States and overhead costs associated with organization, restructuring and financing operations in Toronto and Vancouver, Canada. In 2000 our losses also stemmed from operating subsidiaries in Canada that had not achieved profitability. These losses have been reduced in 2001 due to the sale of our subsidiary in Toronto.

Results of Operations for the Year Ended May 31, 2000 as Compared to the Year Ended May 31, 1999

The results of operations for the years 2000 and 1999 include YesIC Communications Inc., a subsidiary, which was sold in 2001.

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

We completed a license agreement with Virtual Plus Technologies, LLC to sell dial-up, ADSL Internet access service, web design and hosting and e- commerce solutions to the Washington, DC area in addition to a non-exclusive license in the Baltimore, Maryland area. We also licensed our customized portal site www.theexecutive.com site to Virtual Plus Technologies for use in Washington, DC and Baltimore, Maryland. The agreement represents the first step of our North American rollout, in which we will license our services to other virtual
Internet partners on an exclusive or non-exclusive basis utilizing Level 3 Communications' advanced fiber optic network. We plan to aggressively market our services to several other major US cities including Seattle, Dallas, Boston, Chicago, Atlanta, Cincinnati, Detroit, Los Angeles, Miami, New York, Orlando,
Philadelphia,  San  Diego,  San  Jose,  Tampa  and  New  Jersey.

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

Liquidity  and  Financial  Resources  at  May  31,  2001

We have historically satisfied our capital needs by borrowing from affiliates in the short-term and by issuing equity securities.

We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. During the year, we used $188,000 generated by issuing equity securities of $6,000, share subscriptions of $47,000, net proceeds from a bank loan of $56,000 and proceeds from the sale of subsidiary companies of $79,000, to fund our operating cash shortfall of $924,000 to repay borrowings from affiliates of $73,000, repay capital lease obligations of $25,000 and to make capital expenditures of $20,000. This resulted in a decrease in our cash position by $860,000 to $(2,000). The operation, development and expansion of our business will require additional capital infusions for the foreseeable future.

We had a working capital deficit, as at May 31, 2001, of $(2,393,000), and will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

We will require additional financing in order to carry out our business plan as proposed. Our capital requirements may vary based upon: the timing and success of our roll out and as a result of regulatory, technological and competitive developments; demand for our services or our anticipated cash flow from operations is less or more than expected; our development plans or projections changing or proving to be inaccurate; our engaging in any acquisitions; or accelerating deployment of our network services or otherwise altering the schedule or targets of our roll out plan.

Management plans to raise additional equity financing from new investors through a private placement. The offering will be a best efforts, no minimum, offering consisting of 1,081,701 units at $0.15 per unit to raise proceeds of $162,255 of which $46,500 raised to date. The remaining balance of the proceeds are secured by promissory notes which are presently being converted into common shares. Each unit will consist of one share and one warrant to purchase one additional share at $0.20 per share for a period of one year from date of issuance.

We have not achieved profitable operations since our inception and have suffered mounting losses of $7,905,151 to May 31, 2001. In their Independent Auditor's Report, our accountants state that there is risk that our ability to continue as a going concern could be in jeopardy and our ability to continue as a going concern is dependent upon our successful efforts to raise additional equity financing over the next twelve months, and further develop the market for our products and services.

On June 30, 2000, we entered into an agreement to purchase a travel agency located in British Columbia, Canada for a total of $125,000 Canadian, which agreement was finalized on September 27, 2000. On February 28, 2001 Pavlik Travel Services, Ltd. was sold to SMR Investments Ltd. for CDN$125,000 which funds have been received.

The principal capital expenditures incurred to date related to putting networks in place in Toronto and Vancouver. The majority of the networking equipment has been acquired in previous periods, and new equipment will be leased under operating leases. We made capital expenditures of $20,000 in the current year, principally to acquire hardware related to the development and maintenance of the portal site.

ITEM  7.   FINANCIAL  STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

Name                   Age   Position

John G. Robertson       60   President, Chief Executive Officer, Director
Jennifer Lorette        28   Executive  Vice President, Secretary, and Director
James  Vandeberg        58   Chief  Operating  Officer, Principal Accounting
                             Officer  and  Chief Financial  Officer  and  a
                             Director, Attorney with Ogden Murphy Wallace, PLLC,
                             Information  Highway.com's  legal  counsel

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

Executive  Officers,  Directors  and Other Significant Employees of the Company:

John G. Robertson--President, Principal Executive Officer and a member of the Board of Directors

Mr. Robertson is a founder, President, Principal Executive Officer and a member of the Board of Directors. Since October 1984, Mr. Robertson has been President and a Director of Reg Technologies, Inc., a British Columbia corporation trading on the Canadian Venture Exchange that, in cooperation with certain controlled affiliates, is engaged in developing a rotary engine and other devices utilizing Rand Cam Technology. Since February 1979, Mr. Robertson has been Chairman of the Board, CEO and President and a Director of LinuxWizardry Systems, Inc. (formerly Flame Petro-Minerals Corp.), a British Columbia corporation trading on the OTC Bulletin Board and engaged in the development and marketing of a Linux based, low cost router through its wholly-owned subsidiary, LinuxWizardry, Inc., which was acquired in January 2000. Mr. Robertson is President, a director and CEO of IAS Communications, Inc., an Oregon corporation traded over the counter in the United States that has developed a television antenna which is 14'' in diameter and only 2 inches high that can replace existing outside log periodic antennas and has the capability of receiving local television stations up to a 60-mile radius.

Jennifer Lorette--Executive Vice President, Secretary/Treasurer, and a Member of the Board of Directors

Ms. Lorette is a founder and Secretary/Treasurer. Since January 2001, Ms. Lorette became a member of the board of directors of REGI and she has been Vice President since June 1994. She has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since February 1995 Ms. Lorette has been Secretary/Treasurer and a director of IAS Communications Inc., an Oregon corporation traded on the OTC bulletin board. Since June 1994 Ms. Lorette has also been Vice President and Secretary of LinuxWixardry Stystems, Inc. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. She also became a director in February 2001.


James L. Vandeberg--Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer, and a member of the Board of Directors

Mr. Vandeberg is our Principal Financial Officer and Principal Accounting Officer. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Vandeberg Johnson & Gandara. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies. Mr. Vandeberg is the Chief Operating Officer of REGI U.S., Inc., an Oregon corporation which trades on the OTC bulletin board and has been a director since November 1999. He is also a director of IAS Communications, Inc. an Oregon corporation, traded on the OTC bulletin board, since November 1998. Mr. Vandeberg is also a director of Cyber Merchants
Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Carol  Coleman--Controller

Ms. Coleman is a Chartered Accountant with over 11 years of experience in the accounting industry. Her accounting background is in a variety of areas including manufacturing and high-tech. Ms. Coleman's duties as Controller of the Company include management of the accounting, management reporting, banking, insurance and payroll.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than James Vandeberg, who furnished no Forms to us during the year, no officer, director or beneficial owner of more than ten percent of our Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.


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


                                    SUMMARY COMPENSATION TABLE

                               Annual Compensation                     Long-Term Compensation
                         -------------------------------  --------------------------------------------------
                                                                     Awards                 Payouts
Name and Principal                                        -------------------------  -----------------------
Position            Year                                                Securities
                                                                        Under-
                                           Other Annual   Restricted    lying        LTIP (2)  All Other
                          Salary   Bonus   Compensation   Stock         Options/     Payout    Compensation
                            ($)     ($)         ($)       Award(s) (#)  SARs (#)(1)    ($)          ($)
                    ----  -------  ------  -------------  ------------  -----------  --------  -------------

John G. Robertson,  2001  Nil      Nil        48,000 (3)  Nil               300,000  Nil       Nil
President and CEO   2000  Nil      Nil       148,000 (4)  Nil               300,000  Nil       Nil
                    1999  Nil      Nil       575,000 (5)  Nil               300,000  Nil       Nil

     (1) "SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

     (2) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

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

     (5) On February 23, 1999, Mr. Robertson exercised 150,000 stock options with an exercise price of $0.50 per share. Based on the closing market price of our stock of $3.75 on February 24, 1999, its first day of trading, according to rules of the Securities and Exchange Commission the exercise resulted in compensation to Mr. Robertson of $487,500. We paid Access Information Services, Inc. a management fee of $2,500 per month and an additional $1,500 per month for rent and secretarial services each month. Access Information Services, Inc. is a corporation owned by a trust of which Mr. Robertson is one of three voting trustees and of which Kelly Robertson, Mr. Robertson's daughter, is the beneficiary. We have disclosed the entire amount of these payments, $48,000, as other compensation paid to Mr. Robertson, due to his shared control over the trust, even though he will not receive this amount in cash.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             Individual Grants

                    Number of Securities
         Name            Underlying               % of Total          Exercise or base   Expiration Date
                        Options/SARs             Options/SARs               price
                         Granted (#)              Granted to               ($/Sh)
                                           Employees in Fiscal Year

         (a)                 (b)                      (c)                    (d)               (e)
------------------  ---------------------  -------------------------  -----------------  ----------------
John G. Robertson                     -0-                        -0-                -0-               -0-

     The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officer during the year ended May 31, 2001 and stock options held at year end.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES

                                                           Number of          Value of
                                                          Unexercised       Unexercised
                                                          Options at    Options at Year End
                                                           Years End            (1)
                   Shares Acquired                       Exercisable /     Exercisable /
Name               On Exercise (#)   Value realized ($)  Unexercisable     Unexercisable
-----------------  ----------------  ------------------  -------------  --------------------
John G. Robertson               -0-                 -0-  300,000 / -0-            -0- / -0-
-----------------  ----------------  ------------------  -------------  --------------------

(1)  Mr. Robertson's 300,000 options were not in-the-money based on the August 31, 2001 closing price of $0.075 per share for our common stock.

We do not have any Long Term Incentive Plans. Directors receive no compensation for their service as such, although they do receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors. Ms. Lorette and Mr. Vandeberg each were granted options to purchase 100,000 shares of our common stock, due in part to their service as directors. These options, granted during fiscal year 2000, are fully vested, have an exercise price of $0.25 per share and must be exercised by November 5, 2004. We have no obligation or policy to grant stock options to directors.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of August 31, 2001 and assuming exchange of all shares of Information Highway, Inc. for our shares as of February 23, 1999, the outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of Common Stock, and the shareholdings of all Executive Officers and Directors as a group.


Except as noted below, all shares are held of record and each record shareholder has sole voting and investment power.

                                                           Percentage of
              Name                           Shares Owned   Shares Owned
John G. Robertson, President and a member
of the Board of Directors (1) (2)               2,528,000          27.04%
Jennifer Lorette Executive Vice President,
Secretary/Treasurer and a Member of the
Board of Directors[1] [3]                         234,500           2.51%
James L. Vandeberg [1][3], Chief Operating
Officer and a member of the Board of
Directors                                         112,000           1.19%
Robertson Family Trust [4]                      2,448,000          26.18%
Access Information Services, Inc. [5]             398,000           4.26%
ALL EXECUTIVE OFFICERS &
DIRECTORS AS A GROUP (THREE
INDIVIDUALS) [6]                                2,874,500          30.75%


Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

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

(4) Includes 398,000 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 185-10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada. The trust acts by majority vote of its three trustees: (i) Mr. Robertson; (ii) Susanne Robertson, Mr. Robertson's wife, 4040 Amundsen Place, Richmond, BC V7C 4L8; and
(iii) Eric Hanson, 4620 Britannia St., Richmond, B.C. The sole beneficiary is Kelly Robertson, daughter of Mr. and Mrs. Robertson, #401 12633 No. 2 Road, Richmond, B.C. V7E 6N5.

(5) Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada.

(6) Includes 500,000 options that are currently exercisable. Also see Note (2) above regarding share ownership attributed to Mr. Robertson.

                                  May 31
Affiliate                     2001       2000         Nature of Affiliation
-------------------------------------------------------------------------------

Access Information Systems  $ 16,838   $ (7,000)             (1)
JGR Petroleum Inc.          $ 36,209   $  9,365   Controlled by John Robertson
Reg Technologies, Inc.      $(18,054)  $(20,727)             (2)
SMR Investment Ltd.         $ 78,024   $(70,319)             (3)

_________________
(1) See Security Ownership of Certain Beneficial Owners and Management, the table thereunder and the notes thereto.

(2) Reg Technologies Inc. is a British Columbia Corporation listed on the Canadian Venture Exchange. Since October 1984, Mr. Robertson has been President and a Director of Reg Technologies Inc. SMR Investment Ltd., a British Columbia corporation, holds a controlling interest in Reg Technologies Inc. Form 1977 through 2001, Mr. Robertson was President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

(3) From 1977 through 2001, Mr. Robertson was President and a member of the Board of Directors of SMR Investment Ltd. Susanne M. Robertson, Mr. Robertson's wife, owns SMR Investment Ltd.

The  indebtedness  is  unsecured  and  non-interest  bearing.

From April, 1998 through February, 2000, Vandeberg Johnson & Gandara, a law firm in which James L. Vandeberg, Information Highway.com's Chief Operating Officer and a Director, was a partner, was paid $185,956.84 for legal services. From March 1, 2000 through August 31, 2001, Ogden Murphy Wallace, PLLC, Mr. Vandeberg's current firm, was paid $42,736.80 for legal services.

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

ITEM  13(A).  EXHIBITS

Number    Description
------    -----------
3.1(1) Articles of Incorporation, restated as amended on February 23, 1999 and November 1, 1989
3.2(1)    Bylaws
4.1(1)    Specimen  Share  Certificate  for  Common  Stock
4.2(1)    Form  of  Warrants  ($1.00)
4.3(1)    Stock  Option  Plan
4.4(1)    Form  of  Stock  Option  Agreement
4.5(2)    Form  of  Warrants  ($4.00  and  $6.00)
4.6(3)    Form  of  Warrants  ($3.50)
4.7(4)    Savage  Warrants
4.8(5)    Form  of  Debenture  (Senasqua  Investors  LLC)
4.9(5)    Warrant  (Senasqua  Investors  LLC)
4.10(5)   Registration  Rights  Agreement  (Senasqua  Investors  LLC)
4.11(5)   Securities  Purchase  Agreement  (Senasqua  Investors  LLC)
10.1(6) VPOP Service Agreement between MetroNetCommunications and YesIC Communications
10.2(6)   Level  3  Communications Terms and Conditions for Delivery of Service
10.3(6) ADSL Service Agreement dated August 24, 1999, by and between Bell Atlantic Network Integration, Inc. and Information Hightway.com, Inc.
10.4(7)   IP  Equity  Marketing  and  Financial  Consulting  Agreement
10.5(4)   Savage  Agreement
10.6(5)   Eezinet  License  Agreement  -  Portal
10.7(8)   Form  of  Debenture  (Senasqua  Investors  LLC)
10.8(8)   Warrant  (Senasqua  Investors  LLC)
10.9(8)   Registration  Rights  Agreement  (Senasqua  Investors  LLC)
10.10(8)  Securities  Purchase  Agreement  (Senasqua  Investors  LLC)
10.11(9) Share Purchase Agreement (Information Highway.com, Inc.; Janet Pavlik and Jan P. Pavlik; and Pavlik Travel Services Ltd.)
10.12(9) Amendment to Share Purchase Agreement dated June 27, 2000 (Information Highway.com, Inc.; Janet Pavlik and Jan P. Pavlik; and Pavlik Travel Services Ltd.)
10.13(9) Services Proposal to Upgrade the VoIP System (Inglenet Business Solutions Inc.)
10.14(9) Amendment to Share Purchase Agreement dated July 4, 2000 (Information Highway.com, Inc.; Janet Pavlik and Jan P. Pavlik; and Pavlik Travel Services Ltd.)
10.15(9) Amendment to Share Purchase Agreement dated July 14, 2000 (Information Highway.com, Inc.; Janet Pavlik and Jan P. Pavlik; and Pavlik Travel Services Ltd.)
10.16(9) Security Agreement dated September 27, 2000 (Information Highway.com, Inc. and SMR Investments Ltd.) re Purchase of Pavlik Travel Services Ltd.
10.17(10) Share  Purchase  Agreement  re  Sale  of  YesIC  Communications  Ltd.
          (1472311  Ontario  Limited)
10.18(10) Option  Agreement  to  Purchase  Pavlik  Travel  Services Ltd. by SMR
          Investments  Ltd.
23.1      Consent  of  Independent  Auditors
________________

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

(8) Incorporated by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on May 12, 2000.

(9) Incorporated by reference from our annual report on Form 10-KSB for the fiscal year ended May 31, 2000, filed with the Securities and Exchange Commission on ___________________, 2000.

(10)  Attached  hereto.

ITEM  13(B).  REPORTS  ON  FORM  8-K

None.

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of September 14, 2001.

Signature                                    Title                          Date
---------------------------  --------------------------------------  ------------------

/s/  John G. Robertson       President, Principal Executive Officer  September 14, 2001
-------------------------
John G. Robertson


/s/  James Vandeberg         Principal Accounting Officer,           September 14, 2001
-------------------------    Chief Financial Officer,
James Vandeberg              and Chief Operating Officer


/s/  John G. Robertson       Director                                September 14, 2001
-------------------------
John G. Robertson


/s/  James Vandeberg         Director                                September 14, 2001
-------------------------
James Vandeberg


/s/  Jennifer Lorette        Director                                September 14, 2001
-------------------------
Jennifer Lorette

Information Highway.com, Inc.

                   Index to Consolidated Financial Statements

                                    Contents



Report  of  Independent  Auditors . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated  Statements  of  Operations. . . . . . . . . . . . . . . . . . .F-4

Consolidated  Statements  of  Stockholders'  Equity . . . . . . . . . . . . .F-5

Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . .F-6

Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . . .F-7

                          Information Highway.com, Inc.

                        Consolidated Financial Statements

                               For the Years Ended

                              May 31, 2001 and 2000

                               [GRAPHIC  OMITTED]

MANNING ELLIOTT                         |    11th floor, 1050 West Pender Street
                                        |    Vancouver, BC, Canada V6E 3S7

CHARTERED ACCOUNTANTS                   |    Phone:604.714.3600 Fax:604.714.3669
                                        |    Web: manningelliott.com



                          Independent Auditors' Report
                          ----------------------------


To  the  Board  of  Directors
Information  Highway.com,  Inc.


We have audited the accompanying consolidated balance sheets of Information Highway.com, Inc. as of May 31, 2001 and 2000, and the related consolidated statements of operations and deficit, and cash flows for the years ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Highway.com, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended May 31, 2001 and 2000 in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations since inception and has suffered mounting losses totalling $7,905,151 to May 31, 2001 and has a working capital deficiency of $2,392,942 as at May 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of these uncertainties.


CHARTERED  ACCOUNTANTS


Vancouver,  Canada

September  10,  2001

Information Highway.com, Inc.
Consolidated Balance Sheets
As at May 31, 2001 and 2000

                                                                           2001         2000
                                                                              $            $
                                             Assets
Current Assets
  Cash and equivalents                                                           -      857,949
  Accounts receivable                                                       20,424       32,839
  Inventory (Note 2(f))                                                     24,921      121,264
  Prepaid expenses                                                          13,680      150,420
  Advances to related parties (Note 8)                                           -       36,391
------------------------------------------------------------------------------------------------
Total Current Assets                                                        59,025    1,198,863

Property, Plant and Equipment (Note 4)                                     288,981      490,750
------------------------------------------------------------------------------------------------
Total Assets                                                               348,006    1,689,613
================================================================================================
                          Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Cheques issued in excess of funds on deposit                               2,117            -
  Accounts payable                                                         362,077      385,645
  Accrued liabilities                                                      413,212      146,400
  Deferred revenue                                                          52,986       50,678
  Bank loan (Note 5)                                                        55,613            -
  Advances from related parties (Note 8)                                   236,387            -
  Convertible Debentures (Note 6)                                        1,297,964    1,346,437
  Current portion of obligations under capital leases (Note 7)              31,611       36,773
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                2,451,967    1,965,933

Obligations Under Capital Leases (Note 6)                                   22,192       61,717
------------------------------------------------------------------------------------------------
Total Liabilities                                                        2,474,159    2,027,650

Stockholders' Equity (Deficit)

Common Stock (Note 9), 50,000,000 shares authorized, par value
    $.0001 per share, 9,148,500 and 8,141,334 issued and
    outstanding respectively                                                   914          814

    Additional Paid in Capital - Common Stock                            5,086,269    4,812,920

    Additional Paid in Capital -Stock Warrants                             651,120      651,120

    Common Stock paid for but unissued (representing 310,000 shares)        46,500            -
------------------------------------------------------------------------------------------------
                                                                         5,784,803    5,464,854
------------------------------------------------------------------------------------------------
Preferred Stock, 10,000,000 shares authorized, par value $.0001 per
     share, none issued                                                          -            -
------------------------------------------------------------------------------------------------
Translation adjustments                                                     (5,805)     (11,572)
------------------------------------------------------------------------------------------------
                                                                         5,778,998    5,453,282

Accumulated Deficit                                                     (7,905,151)  (5,791,319)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                    (2,126,153)    (338,037)
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 348,006    1,689,613
================================================================================================
Subsequent Events (Note 12)
Contingencies (Notes 1 and 10)


    The accompanying notes are an integral part of these financial statements

Information Highway.com, Inc.
Consolidated Statements of Operations and Deficit
For the years ended May 31, 2001 and 2000

                                                                        2001            2000
                                                                                     (Note 3)
                                                                           $               $
Revenues                                                                147,977      173,556

Cost of Revenues                                                        548,307      352,250
---------------------------------------------------------------------------------------------
Gross Profit (Loss)                                                    (400,330)    (178,694)
---------------------------------------------------------------------------------------------
Operating Expenses

  Marketing and sales                                                   118,612      303,595
  General and administrative                                          1,211,335    2,970,969
  Product development                                                   253,805      187,406
---------------------------------------------------------------------------------------------
Total Operating Expenses                                              1,583,752    3,461,970
---------------------------------------------------------------------------------------------
Loss from Continuing Operations                                      (1,984,082)  (3,640,664)
---------------------------------------------------------------------------------------------
Discontinued Operations (Note 3)

  Income (Loss) from Operations from Pavlik Travel Services Ltd.        (11,094)           -
  Income (Loss) from Operations from YESIC Communications, Inc.        (573,367)    (493,881)
  Gain (Loss) on Disposal of Pavlik Travel Services Ltd.                 (3,665)           -
  Gain (Loss) on Disposal of YESIC Communications, Inc.                 458,376            -
---------------------------------------------------------------------------------------------
Loss from Discontinued Operations                                      (129,750)    (493,081)
---------------------------------------------------------------------------------------------
Net Loss For the Year                                                (2,113,832)  (4,134,545)

Deficit - Beginning of Year                                           5,791,319    1,656,774
---------------------------------------------------------------------------------------------
Deficit - End of Year                                                 7,905,151    5,791,319
=============================================================================================

Basic loss from continuing operations                                     (0.23)       (0.49)

Basic loss from discontinued operations                                   (0.01)       (0.06)
---------------------------------------------------------------------------------------------
Basic loss per share                                                      (0.24)       (0.55)
---------------------------------------------------------------------------------------------

Weighted average shares used to compute basic loss per share          8,471,000    7,427,000
=============================================================================================

Diluted loss per share has not been presented as the result is anti-dilutive.


    The accompanying notes are an integral part of these financial statements

Information Highway.com, Inc.
Consolidated Statements of Cash Flows
For the years ended May 31, 2001 and 2000

                                                                           2001         2000
                                                                              $            $
Cash Flows to Operating Activities

  Net loss                                                            (2,113,832)  (4,134,545)

  Adjustments to reconcile net loss to cash

    Depreciation and amortization of property, plant and equipment       123,524      128,617
    Amortization of convertible debenture valuation allowance             96,527            -
    Amortization of goodwill                                                   -      134,848
    Services paid for by issuing common shares and warrants              116,388    1,388,163
    Imputed interest on valuation of warrants                                  -       21,937
    Net loss on sale of subsidiaries                                     129,750            -
    Shares issued for convertible debenture interest                       5,811
    Write down of inventory to net realizable value                       95,143            -

  Change in non-cash working capital items

    (Increase) in accounts receivable                                    (14,385)     (32,839)
    (Increase) decrease in prepaid expenses                              133,896      (79,933)
    (Increase) decrease in inventory                                       1,200     (111,569)
    Increase in accounts payable and accrued liabilities                 475,625      199,615
    Increase in deferred revenues                                         26,709       16,629
----------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                   (923,644)  (2,469,077)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Common stock issued                                                      6,250    2,152,193
  Common stock subscribed for                                             46,500            -
  (Decrease) in related party advances                                   (72,791)    (101,577)
  Proceeds from convertible debentures                                         -    1,500,000
  Proceeds from bank loan, net of repayment                               55,613            -
  Capital leases obligations repaid                                      (25,112)     (19,701)
----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                 10,460    3,530,915
----------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Proceeds from sale of subsidiaries                                      79,329            -
  Acquisition of property, plant and equipment                           (20,443)    (250,785)
----------------------------------------------------------------------------------------------
Net Cash from (to) Investing Activities                                   58,886     (250,785)
----------------------------------------------------------------------------------------------
Translation Adjustments                                                   (5,768)       9,274
----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash During the Year                             (860,066)     820,327

Cash - Beginning of Year                                                 857,949       37,622
----------------------------------------------------------------------------------------------
Cash - End of Year                                                        (2,117)     857,949
==============================================================================================
Non-Cash Financing Activities

  Value of Common Shares issued for services                             116,388    1,240,363
  Value of Warrants issued for services                                        -      147,800
  Value of Common Shares issued for convertible debentures and
  accrued interest converted                                             150,811            -
----------------------------------------------------------------------------------------------
                                                                         267,199    1,388,163
==============================================================================================
Supplemental disclosures:

  Interest paid in cash                                                    3,055      204,987
  Income taxes paid in cash                                                    -            -


    The accompanying notes are an integral part of these financial statements

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


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

     Pursuant to an Agreement and Plan of Reorganization entered into with Information Highway, Inc. on February 17, 1999, a business combination was completed by way of reverse takeover. All of the common stock of Information Highway, Inc. was exchanged for common shares of the Company representing a change of control of the Company. As part of the Plan of Reorganization the Company's name was changed to Information Highway.com, Inc.

     Information Highway, Inc. was incorporated in the State of Washington on October 15, 1996. It owned three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers of which one was sold during the year (see Note 3(b)). See Note 3(a) for the acquisition and disposition (both during fiscal 2001) of a company in the travel industry.

     On October 11, 2000 the Company's Registration Statement filed with the Securities Exchange Commission was declared effective which means the Company is a reporting company under the 1933 Act.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $7,905,151 and has a working capital deficit of $2,392,942 as at May 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, further develop the market for its products and services and/or explore new profitable business opportunities. Management plans to raise additional equity financing from new investors through a private placement. The offering will be a best efforts, no minimum, offering consisting of 1,081,701 units at $0.15 per unit to raise proceeds of $162,255 -$46,500 raised to date. The remaining balance of the proceeds are secured by promissory notes which are presently being converted into common shares. Each unit will consist of one share and one warrant to purchase one additional share at $0.20 per share for a period of one year from date of issuance.


2.   Significant  Accounting  Policies

     (a)  Consolidated  Financial  Statements

          These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns two consolidated, wholly-owned, Canadian subsidiaries. A third operating Canadian subsidiary was sold during the year (Note 3(b)). This subsidiary was included in the comparative figures under discontinued operations.

     (b)  Estimates  and  Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (c)  Comparative  figures

          Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year and to present discontinued operations.

     (d)  Cash  and  Cash  Equivalents

          Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less when purchased.

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


2.   Significant  Accounting  Policies  (continued)

     (e)  Concentration  of  Credit  Risk

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

     (f)  Inventory

          Inventory is comprised of finished goods purchased to resell over the Internet. Finished goods are carried at the lower of landed cost or net realizable value. During the year the Company wrote down inventory of $95,103 to an estimated net realizable value of $nil. This amount was charged to operations as cost of revenues. The Company is exploring the possibility of obtaining a manufacturer rebate on the modems, as they were not in accordance with DSL specifications.

     (g)  Property,  Plant  and  Equipment

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

     (h)  Financial  Instruments

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

     (i)  Revenue  Recognition  and  Deferred  Revenues

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

     (j)  Cost  of  Revenue

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

     (k)  Product  Development  Costs

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

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


2.   Significant  Accounting  Policies  (continued)

     (l)  Accounting  for  Stock-Based  Compensation

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion
          (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

     (m)  Foreign  Exchange

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

     (n)  Income  Taxes

          The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes.

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

          The Company's Canadian subsidiaries have Canadian tax losses of $631,000 to offset future years Canadian taxable income. These losses expire between fiscal 2003 and fiscal 2008:

          The Company has US tax losses of $6,500,000 to offset future years US taxable income. These losses expire between fiscal 2012 and fiscal 2016.

          The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                  2001         2000
                                                    $            $

Net Combined Canadian and US Operating Losses   1,861,000    3,512,000
Statutory Combined Canadian and US Tax Rate        39%          39%

Effective Tax Rate                                  -            -

Deferred Tax Asset                                726,000    1,370,000

Valuation Allowance                              (726,000)  (1,370,000)

Net Deferred Tax Asset                              -            -

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


2.   Significant  Accounting  Policies  (continued)

     (o)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

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


3.   Business  Acquisition  and  Discontinued  Operations

     (a)  Acquisition  and  Disposition  of  Pavlik  Travel  Services  Ltd.

          (i) On September 27, 2000 the Company completed an agreement to purchase a travel agency located in British Columbia, Canada. Total consideration paid was Cnd$125,000. In order to complete the acquisition the Company was required, by the Registrar of Travel Services, to lodge two letters of credit totalling Cnd$40,000. As at August 31, 2000 the restricted term deposits were lodged and letters of credit obtained. The purchase was accounted for as an acquisition, and the excess purchase price over the fair market value of net assets acquired, being Cnd$84,390, was allocated to goodwill and was being amortized over two years.

          (ii) On February 28, 2001 the Company entered into an agreement to sell the travel agency to a private company under the President's control at a fair value of Cdn$125,000. The private company will pay the bank loan referred to in Note 5 (paid on June 26, 2001) and pay the balance of $39,078 in cash. This agreement is subject to various regulatory approvals.

               The Company realized revenue of $23,276 for the period September 27, 2000 through February 28, 2001. Pursuant to the agreement the Company wrote off its shareholder loans receivable from Pavlik Travel Services Ltd. of $19,863.

     (b)  Disposition  of  YESIC  Communications,  Inc.

          On April 23, 2001, pursuant to a share purchase agreement, the Company sold its 100% interest in YESIC Communications, Inc. ("YESIC") a subsidiary of the Company operating in the business of providing access to the Internet in the Province of Ontario.

          Total consideration received was Cdn$10. In addition the Company was to receive contingent additional amounts as a repayment of shareholders loans as follows:

          If, after April 23, 2001, YESIC was to make a public offering of its' shares or if the shareholders of YESIC sell the outstanding shares of YESIC to a public or private company, or if YESIC is vended into a public company, the Company will receive 25% of the after tax profits in the case of any sale or 25% of the net proceeds in the case of a public offering as a repayment of the Company's shareholder's loan up to a maximum amount of $1,000,000 after repayment of any of the existing YESIC's shareholder's loans and invested capital.

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


3.   Business  Acquisition  and  Discontinued  Operations

     (b)  Disposition  of  YESIC  Communications,  Inc.  (continued)

          On the later of (i) thirty days after the last day of the fiscal year in which YESIC achieves a Retained Earnings position of $100,000 as reflected on its' Financial Statements for the fiscal year end or (ii) thirty days after the second fiscal year after the closing, and upon thirty days after each fiscal year thereafter and until such time as the Company has received the sum of $1,000,000, YESIC was to pay to the Company the sum of 25% of YESIC's profit after tax as reflected on YESIC's Financial Statements as a repayment of the Company's shareholder's loan after adding back any salaries paid to the directors and after deduction of any shareholders loans made by YESIC.

          YESIC realized revenue of $592,619 from June 1, 2000 to April 23, 2001 and $1,028,579 for fiscal year 2000.

          Subsequent to the sale, YESIC declared bankruptcy and as a result the shareholders loans receivable totalling $712,963 from YESIC have been written off.

4.   Property,  Plant  and  Equipment

                                                               2001        2000
                                              Accumulated  Net Book    Net Book
                                     Cost    Amortization     Value       Value
                                        $               $         $           $

   Computer equipment               410,303        213,071    197,232    352,180
   Office furniture and equipment    39,535         20,127     19,408     32,147
   Production equipment              25,000         14,588     10,412     14,875
   Leasehold improvements            13,910          4,627      9,283      8,096
   Assets under capital lease        98,480         45,834     52,646     83,452
   -----------------------------------------------------------------------------
                                    587,228        298,247    288,981    490,750
   =============================================================================

5.   Bank  Loan

     The bank loan bears interest at the bank's prime lending rate and is due in 36 monthly payments of Cdn$3,056 principal plus interest and is secured by a GIC of Cdn$110,000 held by a private company under the President's control. The bank loan was repaid on June 26, 2001. See Note 3(a).

6.   Convertible  Debentures

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

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


6.   Convertible  Debentures  (continued)

     The Company was incurring penalties pursuant to a Registration Rights Agreement with the debenture holder in the amount of $30,000 per month until a registration statement for selling shareholders was declared effective by the SEC. The Company has been paying these penalties until October 11, 2000 being the date the Registration Statement was declared effective. The Company's ability to raise funds through private placements of common stock was curtailed until the offering by selling shareholders was closed.

     During the year ended May 31, 2001 convertible debentures of $145,000 plus accrued interest of $5,811 were converted into 664,646 common shares.

7.   Obligations  Under  Capital  Leases

     The  Company  acquired  computer  equipment  by  way  of  capital  leases.

                                              Total
                                              Lease
                                            Payments
         Fiscal Year                            $

         2002                                  31,561
         2003                                  23,671
                                            ---------
                                               55,232

         Less amount representing interest      1,429
                                            ---------
                                               53,803

         Less current portion                  31,611
                                            ---------
                                               22,192
                                            =========

8.   Related  Party  Balances/Transactions
                                                           2001          2000
                                                             $             $
(a)  Balances

     (i)  Amounts owing to the President of the Company
          and  private  companies under the President's
          control  are  from short-term cash loans, are
          due  on  demand,  unsecured  and non-interest
          bearing.                                        223,892         13,279

     (ii) Amounts  owing  from  public  companies  that
          share office premises and have President's in
          common  are  from  expenses  paid  by   these
          companies  on  behalf of the Company, are due
          on   demand,   unsecured,   and  non-interest
          bearing.                                         12,495       (49,670)
                                                        ------------------------
          Net amount owing (from) to related parties      236,387       (36,391)
                                                        ========================

(b)  Transactions

     See Note 3(a) for the sale of a travel agency to a related party for fair value.

Information  Highway.com,  Inc.
Notes  to  the  Consolidated  Financial  Statements


9.   Common  Stock
                                                                               Additional
                                                        No. of    Par Value       Paid-in
                                                        Shares       $.0001       Capital
                                                        Issued            $             $
Balance as at May 31, 1999                             6,469,951         647    1,698,351
  Shares issued for cash pursuant to an offering
     memorandum (Note 9(a)(i))                           129,750          13      461,987
  Shares issued for cash pursuant to a private
     placement (Note 9(a)(ii))                           125,817          13      503,255
Less:  Finders fee paid on private placement                   -           -      (43,500)
       Value of warrants issued to a consultant in
       connection with the private placement                   -           -     (270,820)
  Shares issued pursuant to stock options exercised      523,266          52      658,323
  Shares issued pursuant to warrants exercised           565,050          56      564,994
  Shares issued for services (Note 9(b))                 327,500          33    1,240,330
Net loss for the year
------------------------------------------------------------------------------------------

Balance as at May 31, 2000                             8,141,334         814    4,812,920

  Shares issued for cash pursuant to stock options
     exercised                                            12,500           1        6,249
  Shares issued pursuant to conversion of debentures     664,666          66      150,745
  Shares issued for services (Note 9(b))                 330,000          33      116,355
Net loss for the year                                          -           -            -
------------------------------------------------------------------------------------------

Balance as at May 31, 2001                             9,148,500         914    5,086,269
==========================================================================================

     Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations of Information Highway, Inc. as they relate to stock based compensation plans and warrants issued to acquire common shares.

(a)  Private  placements  of  common  shares  and  warrants

     (i) The Company previously offered units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional common share at $4.00 per share expiring April 30, 2000 (expired), and one Series "B" Warrant to acquire one additional common share at $6.00 per share expiring
          October 31, 2001. The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. The proceeds of this private placement were allocated on the following basis: $462,000 to common shares, $47,000 to Series A Warrants and $10,000 to Series B Warrants. The Series B Warrants are currently outstanding.

     (ii) The Company previously offered, pursuant to a private placement, 1,000,000 units at $4.00 per unit. Each unit consisted of one common share, and one series C warrant to purchase one additional common share at $5.00 per share expiring October 6, 2000 (expired). The private placement was completed on March 2, 2000. On completion, a total of 125,817 common shares were issued at $4.00 per share for total proceeds of $503,268. The Company entered into an Agreement relating to this private placement financing and investor relations services. The Agreement called for a 10% finders fee. A total of $43,500 was paid. In addition, 100,000 warrants were issued to acquire 100,000 common shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants, totalling $270,820, was charged against share capital during fiscal 2000. These warrants are currently outstanding.

Information  Highway.com,  Inc.
Notes to the Consolidated Financial Statements


9.   Common  Stock  (continued)

     (b)  Shares  and  warrants  issued  for  services

          During fiscal 2000, the Company issued 175,000 common shares, valued at $678,900, pursuant to a Marketing and Financial Consulting Agreement, all of which has been charged to operations. Pursuant to this Agreement the Company was committed to file a Registration Statement registering these securities by November 6, 1999. It was agreed that interest of $23,226 per month be paid until such time as the commitment is met. During fiscal 2000 a total of $147,478 of such interest was paid and charged to operations. The Company negotiated settlement of the entire obligation with a final payment of $60,000 in May, 2000.

          The Company issued 2,500 common shares valued at $22,000 in connection with the Company's Internet portal telephony project. This amount was charged to operations in fiscal 2000.

          The Company issued 20,000 common shares valued at $72,614 to a European investor relations company. This amount has been charged to operations in fiscal 2000.

          The Company issued 130,000 common shares valued at $466,849 for financial consulting services. This amount has been charged to operations in fiscal 2000.

          The Company paid $60,000 and issued 400,000 warrants to acquire up to 400,000 common shares exercisable at $3.50 per share expiring November 15, 2000 (expired) for a three month marketing and advertising program including banner ads, news group coverage and press release distribution. The value of the warrants was $147,800. Total compensation expense of $207,800 was charged to operations in fiscal 2000.

          The Company entered into an Agreement relating to the private placement financing described in Note 9(a)(ii). The Agreement called for a 10% finders of $43,500. In addition, 100,000 warrants were issued to acquire 100,000 common shares exercisable at $4.00 per share expiring December 1, 2002. The value of these warrants, totalling $270,820, was charged against share capital during fiscal 2000.

          During fiscal 2001 the Company issued 5,000 common shares valued at $9,712, for financial consulting services and 25,000 common shares, valued at $31,676, for investor relation consulting services. These amounts have been charged to operations.

          The Company also issued 300,000 common shares valued at $75,000 to secure access to wireless technology which amount was charged to operations in fiscal 2001.

     (c)  Stock  Option  Plan

          Pursuant to a stock option plan amended and restated February 8, 2000 and expiring May 31, 2007, the Company has reserved 3,000,000 common shares for future issuance.

          The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25 for employee stock options. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

          Stock  options for non-employees are valued and charged to operations.

          The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123 was estimated using the Black-Scholes model.

Information  Highway.com,  Inc.
Notes to the Consolidated Financial Statements


9.   Common  Stock  (continued)

     (c)  Stock  Option  Plan  (continued)

          The weighted average number of shares under option and option price for the year ended May 31, 2001 is as follows:

                                                     Weighted
                                                     Average
                               Shares    Weighted   Remaining
                               Under      Average    Life of
                               Option     Option     Options
                                 #        Price $    (Months)

          Beginning of year  1,601,900        .25
          Granted               25,000        .25
          Exercised            (12,500)      (.50)
          Cancelled            (50,000)       .25
          Lapsed                     -
                             ----------
          End of year        1,564,400        .25*          36
                             ==========  ==========  =========

     * Effective January 17, 2001 the exercise price of stock options with respect to all common shares were reduced to $.25.


     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the years ended May 31, 2001 and 2000 would have been as follows:

                                        2001          2000
                                         $             $

          Net loss
             As reported             (2,113,832)   (4,134,545)
             Pro forma               (2,136,004)   (4,897,805)

          Basic net loss per share
                As reported                (.24)         (.55)
                Pro forma                  (.25)         (.66)


10.  Contingent  Liability

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

Information  Highway.com,  Inc.
Notes to the Consolidated Financial Statements


11.  Segmented  Information

     The Company adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. The Company switched on 50 ports (minimum per agreement) in each of 7 cities which enabled the Company to service up to 500 customers in each city. The cost of these portals for the year ended May 31, 2001 was $304,605 (2000 - $210,334) and was charged to operations as a general and administrative expense. There was no revenue generated during either year.

     Included in cost of goods sold for the year ended May 31, 2000 is a one-time telephone fee of $220,000 with a service provider. The fees were originally in dispute.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet . Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $866,846 (2000 - $2,604,047) relating to such activities. The net loss relating to Internet activities in Canada amounted to $717,489 (2000 - $1,320,164) and the net loss relating to US portal costs was $304,605.


12.  Subsequent  Events

     (a) On August 17, 2001 the Company converted debentures of $15,000 plus interest of $1,089 into 233,852 common shares.

     (b) On July 18, 2001 the Company signed a term sheet to acquire a 100% interest in a privately held company for $35,000,000 of the Company's preferred stock (new class to be authorized), which will be convertible into common shares based on the private company's contribution to pre-tax earnings relative to consolidated retained earnings adjusted on December 31, 2003. In any event the conversion into common shares will provide for no less than 25% of the total common shares of the Company and no greater than 90% of the total common shares of the Company. This acquisition is subject to completion of satisfactory due diligence by both parties, negotiation of a definitive agreement and the Company raising not less than $2,000,000 to be utilized for funding needs of the private company.