Form 10QSB
period 2001-08-31
INFORMATION HIGHWAY COM INC
filed 2001-10-15
CIK 1081240

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  August 31, 2001
                       ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission  File  No.  0-25773
                       -------

                          Information Highway.com, Inc.
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

Florida                                                            65-0154103
-------                                                            ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification  No)

                          #185 - 10751 Shellbridge Way
                          ----------------------------
                           Richmond, BC V6X 2W8 Canada
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                                 --------------
                            Issuer's Telephone Number

                                       N/A
                                       ---
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)     Yes    X          No               (2)     Yes    X       No
                    ---            ---                         ---          ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                 October 4, 2001

                            Common - 9,382,352 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes         No   X
                                                  ---         ---

Information  Highway.com,  Inc.


INDEX

Part  I     Financial  Information

Item  1.    Financial  Statements

            Balance  Sheet  as  of  August  31,  2001

            Statement of Operations for the quarter and three months ended August 31, 2001

            Statement of Cash Flows for three months ended August 31, 2001

            Notes  to  Financial  Statements

Item  2.    Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART II  -  Other  Information

Information  Highway.com,  Inc.
Interim  Consolidated  Balance  Sheets


                                                                        August 31,     May 31,
                                                                           2001         2001
                                                                           $               $
                                                                      (unaudited)      (audited)
Assets

Current Assets
  Accounts receivable                                                       91,486       20,424
  Inventory (Note 2(f))                                                     24,922       24,921
  Prepaid expenses                                                          13,198       13,680
------------------------------------------------------------------------------------------------
Total Current Assets                                                       129,606       59,025

Property, Plant and Equipment (Note 4)                                     264,761      288,981
------------------------------------------------------------------------------------------------
Total Assets                                                               394,367      348,006
================================================================================================

Liabilities and Stockholders' Equity Deficit
Current Liabilities
  Cheques issued in excess of funds on deposit                               1,863        2,117
  Accounts payable                                                         371,653      362,077
  Accrued liabilities                                                      448,333      413,212
  Deferred revenue                                                          43,583       52,986
  Bank loan                                                                      -       55,613
  Advances from related parties (Note 7)                                   420,333      236,387
  Convertible Debentures (Note 5)                                        1,300,805    1,297,964
  Current portion of obligations under capital leases (Note 6)              44,355       31,611
------------------------------------------------------------------------------------------------

Total Current Liabilities                                                2,630,925    2,451,967
------------------------------------------------------------------------------------------------

Obligations Under Capital Leases (Note 6)                                    9,571       22,192
------------------------------------------------------------------------------------------------

Total Liabilities                                                        2,640,496    2,474,159
------------------------------------------------------------------------------------------------

Stockholders' Equity Deficit

Common Stock (Note 8), 50,000,000 shares authorized, par value
    $.0001 per share, 9,382,352 and 9,148,500 issued and
    outstanding respectively                                                   937          914

    Additional Paid in Capital - Common Stock                            5,102,335    5,086,269

    Additional Paid in Capital - Stock Warrants                            651,120      651,120

    Common Stock paid for but unissued (representing 310,000 shares)        46,500       46,500
------------------------------------------------------------------------------------------------
                                                                         5,800,892    5,784,803
------------------------------------------------------------------------------------------------

Preferred Stock, 10,000,000 shares authorized, par value $.0001 per
    share, none issued                                                           -            -
------------------------------------------------------------------------------------------------
Translation adjustments                                                       (606)      (5,805)
------------------------------------------------------------------------------------------------

                                                                         5,800,286    5,778,998

Accumulated Deficit                                                     (8,046,415)  (7,905,151)
------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                             (2,246,129)  (2,126,153)
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                394,367      348,006
================================================================================================

Subsequent  Events  (Note  11)
Contingencies  (Notes  1  and  9)

Information  Highway.com,  Inc.
Interim Consolidated Statements of Operations and Deficit

                                                                          Three months ended
                                                                                  August 31,
                                                                         2001         2000
                                                                          $             $
                                                                    (unaudited)   (unaudited)
Revenues                                                                26,400       42,042

Cost of Revenues                                                        72,272      105,636
--------------------------------------------------------------------------------------------
Gross Profit (Loss)                                                    (45,872)     (63,594)
--------------------------------------------------------------------------------------------
Operating Expenses

  Marketing and sales                                                   13,782       76,146
  General and administrative                                            77,613      485,258
  Product development                                                    3,997       88,507
--------------------------------------------------------------------------------------------
Total Operating Expenses                                                95,392      649,911
--------------------------------------------------------------------------------------------
Loss from Continuing Operations                                       (141,264)    (713,505)

Discontinued Operations (Note 3)

  Income (Loss) from Operations from YESIC Communications, Inc.              -     (188,613)
--------------------------------------------------------------------------------------------
Net Loss For the Period                                               (141,264)    (902,118)

Deficit - Beginning of Period                                       (7,905,151)  (5,791,319)
--------------------------------------------------------------------------------------------

Deficit - End of Period                                             (8,046,415)  (6,693,437)
============================================================================================

Basic loss from continuing operations                                    (0.02)       (0.09)

Basic loss from discontinued operations                                      -        (0.02)
--------------------------------------------------------------------------------------------

Basic loss per share                                                     (0.02)       (0.11)
============================================================================================

Weighted average shares used to compute basic loss per share         9,187,000    8,148,000
============================================================================================

Diluted  loss  per  share has not been presented as the result is anti-dilutive.

Information  Highway.com,  Inc.
Interim  Consolidated  Statements  of  Cash  Flows

                                                                            Three months ended
                                                                                    August 31,

                                                                           2001        2000
                                                                             $           $
                                                                       (unaudited)   (unaudited)
Cash Flows to Operating Activities

  Net loss                                                                (141,264)  (902,118)

  Adjustments to reconcile net loss to cash

    Depreciation and amortization of property, plant and equipment          25,526     33,886
    Amortization of convertible debenture valuation allowance               17,841          -
    Services paid for by issuing common shares and warrants                      -      9,712
    Imputed interest on valuation of warrants                                    -     21,937
    Shares issued for convertible debenture interest                         1,089          -
    Gain on sale of computer equipment                                           -     (1,952)

  Change in non-cash working capital items

    (Increase) decrease in accounts receivable                             (71,062)    25,649
    Decrease in prepaid expenses                                               482    120,557
    (Increase) in inventory                                                     (1)    (3,838)
    Increase (decrease) in accounts payable and accrued liabilities         44,697    (44,649)
    Increase (decrease) in deferred revenues                                (9,403)     1,789
----------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                     (132,095)  (739,027)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Common stock issued                                                            -      6,250
  Increase in related party advances                                       183,946     12,853
  Repayment of bank loan                                                   (55,613)         -
  Capital leases obligations repaid                                            123     (7,260)
----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                  128,456     11,843
----------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Proceeds from sale of computer equipment                                       -      6,250
  Acquisition of property, plant and equipment                              (1,306)   (12,657)
  Restricted cash                                                                -    (30,000)
----------------------------------------------------------------------------------------------
Net Cash from (to) Investing Activities                                     (1,306)   (36,407)
----------------------------------------------------------------------------------------------
Translation Adjustments                                                      5,199      7,644
----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash During the Year                                    254   (755,947)

Cash and equivalents - Beginning of Year                                    (2,117)   857,949
----------------------------------------------------------------------------------------------
Cash and equivalents - End of Year                                          (1,863)   102,002
==============================================================================================
Non-Cash Financing Activities

  Value of Common Shares issued for services                                     -      9,712
  Value of Common Shares issued for convertible debentures and
  accrued interest converted                                                16,089          -
----------------------------------------------------------------------------------------------
                                                                            16,089      9,712
==============================================================================================
Supplemental disclosures:

  Interest paid in cash                                                        236    107,904
  Income taxes paid in cash                                                      -          -

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

     On October 11, 2000, the Company's Registration Statement filed with the Securities Exchange Commission was declared effective which means the Company is a reporting company under the 1933 Act.

     On July 18, 2001, the Company signed a term sheet to acquire a 100% interest in a privately held company for $35,000,000 of the Company's preferred stock (new class to be authorized), which will be convertible into common shares based on the private company's contribution to pre-tax earnings relative to consolidated retained earnings adjusted on December 31, 2003. In any event the conversion into common shares will provide for no less than 25% of the total common shares of the Company and no greater than 90% of the total common shares of the Company. This acquisition is subject to completion of satisfactory due diligence by both parties, negotiation of a definitive agreement and the Company raising not less than $2,000,000 to be utilized for funding needs of the private company.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $8,045,415 and has a working capital deficit of $2,501,319 as at August 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months, further develop the market for its products and services and/or explore new profitable business opportunities. Management plans to raise additional equity financing from new investors through a private placement. The offering will be a best efforts, no minimum, offering consisting of 1,081,701 units at $0.15 per unit to raise proceeds of $162,255 -$46,500 raised to date. The remaining balance of the proceeds are secured by promissory notes which are presently being converted into common shares. Each unit will consist of one share and one warrant to purchase one additional share at $0.20 per share for a period of one year from date of issuance.


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

     (f)  Inventory

          Inventory is comprised of finished goods purchased to resell over the Internet. Finished goods are carried at the lower of landed cost or net realizable value. During the prior year, the Company wrote down inventory of $95,103 to an estimated net realizable value of $nil. This amount was charged to operations as cost of revenues. The Company is exploring the possibility of obtaining a manufacturer rebate on the modems, as they were not in accordance with DSL specifications.

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

     (n)  Interim  Financial  Statements

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

          (ii) On February 28, 2001 the Company entered into an agreement to sell the travel agency to a private company under the President's control at a fair value of Cdn$125,000. The private company paid a bank loan in the amount of $85,922 on June 26, 2001 and will pay the balance of $39,078 in cash. This agreement is subject to various regulatory approvals.

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

3.   Business  Acquisition  and  Discontinued  Operations  (continued)

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

4.   Property,  Plant  and  Equipment

                                                          August 31,    May 31,
                                                             2001         2000
                                           Accumulated     Net Book     Net Book
                                  Cost    Amortization      Value        Value
                                   $            $             $            $
                                                         (unaudited)   (audited)
Computer equipment               411,598        227,991       183,607     197,232
Office furniture and equipment    39,546         21,529        18,017      19,408
Production equipment              25,000         15,369         9,631      10,412
Leasehold improvements            13,910          4,975         8,935       9,283
Assets under capital lease        98,480         53,909        44,571      52,646
---------------------------------------------------------------------------------
                                 588,534        323,773       264,761     288,981
=================================================================================

5.   Convertible  Debentures


     The Company issued, to one investor, three $500,000, two year convertible debentures bearing interest at 5%. Warrants to purchase 225,000 common shares exercisable at $6.2287 and expiring March 3, 2002 were also issued. The maturity date is March 3, 2002. The Company received $1,332,728 after paying to the Agent a 10%, or $150,000, financing fee and legal costs of $17,272. The debenture holders can convert their debentures into common shares based on the face value plus accrued interest divided by the lesser of the fixed price of $6.22875 and the average closing price for the 20 days prior to conversion. No amount has been allocated to the conversion feature in accordance with APB 14. Debt issue costs of $167,272 have been charged to operations and the value of the detachable share purchase warrants, totaling $175,500, was deducted from the proceeds of the convertible debenture as a valuation allowance and is being amortized to operations over two years. The Company has the right to redeem with cash.

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

     During the current period, convertible debentures of $15,000 plus accrued interest of $1,089 were converted into 233,852 shares.

6.   Obligations  Under  Capital  Leases

     The  Company  acquired  computer  equipment  by  way  of  capital  leases.

                                     Total
                                     Lease
                                   Payments
Fiscal Year                            $
2002                                  31,561
2003                                  23,671
                                   ----------
                                      55,232

Less amount representing interest      1,306
                                   ----------
                                      53,926

Less current portion                  44,355
                                   ----------
                                       9,571
                                   ==========


7.     Related  Party  Balances/Transactions


                                                                                August 31,    May 31,
                                                                                       2001         2001
                                                                                $             $
                                                                                 (unaudited)   (audited)
(a)  Balances
   (i) Amounts owing to the President of the Company and private companies under the President's control are from short-term cash
       loans, are due on demand, unsecured and non-interest bearing.                441,184      223,892

  (ii)  Amounts owing to (from) public companies that share office premises and have President's in common are from expenses paid by these companies on behalf of the Company, are due on demand, unsecured,
       and non-interest bearing.                                                    (20,851)      12,495

          Net amount owing to related parties                                       420,333      236,387

(b)  Transactions
     See Note 3(a) for the sale of a travel agency to a related party for fair value.

8.     Common  Stock

                                                        No. of    Par Value    Additional Paid-in
                                                        Shares      $.0001          Capital
                                                        Issued        $                $
Balance as at May 31, 1999                             6,469,951         647            1,698,351
  Shares issued for cash pursuant to an offering
    memorandum (Note 9(a)(i))                            129,750          13              461,987
  Shares issued for cash pursuant to a private
    placement (Note 9(a)(ii))                            125,817          13              503,255
  Less:  Finders fee paid on private placement                 -           -              (43,500)
    Value of warrants issued to a consultant in
    connection with the private placement                      -           -             (270,820)
  Shares issued pursuant to stock options exercised      523,266          52              658,323
  Shares issued pursuant to warrants exercised           565,050          56              564,994
  Shares issued for services (Note 9(b))                 327,500          33            1,240,330
--------------------------------------------------------------------------------------------------

Balance as at May 31, 2000                             8,141,334         814            4,812,920

  Shares issued for cash pursuant to stock options
    exercised                                             12,500           1                6,249
  Shares issued pursuant to conversion of debentures     664,666          66              150,745
  Shares issued for services (Note 9(b))                 330,000          33              116,355
--------------------------------------------------------------------------------------------------

Balance as at May 31, 2001                             9,148,500         914            5,086,269

  Shares issued pursuant to conversion of
  debentures                                             233,852          23               16,066

--------------------------------------------------------------------------------------------------
Balance as at August 31, 2001 (unaudited)              9,382,352         937            5,102,335
==================================================================================================



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

The weighted average number of shares under option and option price for the period ended August 31, 2001 is as follows:






                                           Weighted
                                           Average
                      Shares    Weighted  Remaining
                       Under    Average    Life of
                      Option     Option    Options
                         #      Price $    (Months)
Beginning of period  1,564,400       .25
Granted                      -
Exercised                    -
Cancelled                    -
Lapsed                       -

End of period        1,564,400       .25          33




Effective January 17, 2001 the exercise price of stock options with respect to all common shares were reduced to $.25.

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended August 31, 2001 and the year ended May 31, 2001 would have been as follows:


Information  Highway.com,  Inc.
Notes  to  the  Interim  Consolidated  Financial  Statements






                           August 31,     May 31,
                              2001          2001
                               $             $
                          (unaudited)    (audited)
Net loss
 As reported                 (141,264)   (2,113,832)
 Pro forma                   (142,139)   (2,136,004)

Basic net loss per share
   As reported                   (.02)         (.24)
   Pro forma                     (.02)         (.25)




9.     Contingent  Liability

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

10.     Segmented  Information

The Company adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.
The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.
Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. The Company switched on 50 ports (minimum per agreement) in each of 7 cities which enabled the Company to service up to 500 customers in each city. The cost of these portals for the three months ended August 31, 2001 was $nil (2000 - $143,000) and was charged to operations as a general and administrative expense. There was no revenue generated during either year. The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $61,058 (2000 - $328,395) relating to such activities. The net loss relating to Internet activities in Canada amounted to $80,206 (2000 - $431,118) and the net loss relating to US portal costs was $nil (2000 - $142,605).


11.     Subsequent  Events

On September 19, 2001, the Company's wholly-owned Subsidiary, Blue Crow Internet Company, Ltd.,entered into an agreement to sell its dial-up and webhosting customer base to PCNet International Inc. for Cdn$120,000. The sale is to also include the bluecrow.com domain name and computer equipment.

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

OVERVIEW

We serve as an Internet Service Provider, or ISP, for companies and individuals that need access to the Internet in exchange for a recurring fee. We believe that Internet users will begin to base their selection of an ISP in part on the value-added services that their ISP provides. Through our portal site compilation of Internet-based services and information, we provide localized and portal content catering to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal site that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal site may be accessed through the Internet at www.theexecutive.com. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

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

On February 28, 2001, we subsequently sold Pavlik to SMR Investments Ltd. for CDN$125,000 whereby SMR paid CDN$85,921.77 to pay a bank loan, with the balance of CDN$39,078.23 paid to us.

On April 24, 2001 we completed a share purchase agreement through which we disposed of all the assets, liabilities and shares of our wholly-owned subsidiary, YesIC Communications, Ltd., a Toronto-based ISP, to a private Ontario corporation.

BUSINESS  DEVELOPMENT
---------------------

Information Highway.com was incorporated in Florida in December 1988 as Florida Venture Fund, Inc. Florida Venture Fund had not conducted any business prior to February, 1999, when it engaged in a reverse takeover with Information Highway, Inc., a Washington corporation. Information Highway, Inc. was formed in October, 1996. It began to build the basis for the current business of the Company by undertaking the following acquisitions:

     -  YesIC  Communications,  Inc.,  acquired  in  February,  1997;
-  World  Tel  Internet  (Toronto)  Ltd.,  acquired  in  February,  1997;  and
-  Blue  Crow  Internet  Company,  Ltd.,  acquired  in  December,  1996.

In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company. The reverse takeover of Florida Venture Fund, Inc. by Information Highway, Inc. was conducted pursuant to an Agreement and Plan of Reorganization entered into on February 17, 1999 and closed on February 23, 1999 between Florida Venture Fund, Inc., Information Highway, Inc. and certain shareholders of Information Highway, Inc. Florida Venture Fund, Inc. acquired 3,235,000 common shares of Information Highway, Inc. (out of a total of 5,639,650 issued and outstanding common shares) in exchange for 3,235,000 common shares of Florida Venture Fund, Inc. In connection with the reverse takeover, FloridaVenture Fund, Inc. changed its name to Information Highway.com, Inc. It is our intention to complete the exchange of shares of Information Highway.com common stock for the remaining and outstanding common shares of Information Highway, Inc. on a one for one basis. As of May 11, 2000 (date of exchange offering closing), 2,359,650 of the remaining 2,404,650 Information Highway, Inc. shares had been exchanged for the same number of Information Highway.com shares. Information Highway.com has allotted 33,000 shares in anticipation of the remaining shares of Information Highway, Inc. being exchanged in the future. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding, prior to the closing, to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc.
Information Highway, Inc. paid $100,000 to the controlling shareholder of Information Highway.com to effect the Agreement and Plan of Reorganization including the cancellation of 1,659,833 shares. In total, to January 10, 2000, approximately 99% of Information Highway, Inc. shares had been exchanged. Information Highway.com has allotted 33,000 shares in anticipation of the remaining shares being exchanged. As part of the Agreement and Plan of Reorganization, Information Highway.com caused 1,659,833 of its 1,979,500 common shares that were issued and outstanding prior to the closing to be cancelled and assumed the obligations of Information Highway, Inc. to issue common shares pursuant to warrants and stock options issued by Information Highway, Inc.
Information Highway, Inc. paid $100,000 to the controlling shareholder of Florida Venture Fund, Inc. as a finder's fee and to effect the Agreement and Plan of Reorganization.

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

The portal site has assembled a functional portal site to enable users to access the information they require immediately. Portal site users will be able to:

     -  Monitor  and  research  the  stock  market;
     -  Plan  and  book  their  next  business  trip;
     -  Check  the  local  news  and  weather;
     -  Find  a  suitable  restaurant  in  their  area;
     -  Participate  in  online  forums;
     -  Use  of  our  virtual  shopping  mall;
     -  Carry  out  electronic  transactions  via  e-commerce;  and
     -  Use  our  Web-based  Internet based Voice Over Internet Protocol service

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

Currently  the  major  components  of  the  portal  site  include:

     -  Ichat  Room's  chat  room  system
     -  Information  Highway.com's  Virtual  Shopping  Mall
     -  Information  Highway.com's  Travel  and  Destination  Guides
     -  Yahoo  Online  Television  Broadcast
     -  Web-based  E-mail
     -  Online  Education
     -  VoIP  Web-based  Internet  Long  Distance  Phone  Calls

Wireless  Internet

We plan on developing high-speed wireless Internet service with our partnership with AirStream Communications, Inc. whereby we will supply the Internet service such as email, web hosting, e-commerce and Voice Over IP and AirStream will supply the wireless point of presence (POPs) to locations where high-speed service such as DSL and cable is not available.

FACTORS  AFFECTING  ONGOING  OPERATIONS
In our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to August 31, 2001. At August 31, 2001, our accumulated deficit was $8,046,415 and our working capital deficit was $2,501,319. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

PROGRESS  REPORT  FROM  JUNE  1,  2001  TO  OCTOBER  15,  2001
On July 26, 2001 we announced we had signed a term sheet to acquire 100% interest in a privately-held company for $35,000,000 of Information Highway.com, Inc.'s preferred stock, convertible into common shares of Information Highway.com, Inc. on December 31, 2003. Closing of the transaction is subject to completion of satisfactory due diligence by both parties, negotiation of definitive agreements between the companies and Information Highway.com, Inc. raising not less than $2,000,000 for the needs of the private company.

The private company is a service provider that provides broadband Internet service, telephone, television, property management and other state of the art technologies to multi-dwelling unit (MDU) residents, owners and managers. The private company retained IBM (NYSE: IBM) to construct a $1.5 million carrier class Network Operations Center (NOC); contracted with Convergys, one of the largest billing and customer care call center companies in the world, to provide resident billing, customer care and related functions; and Broadwing to initially fund the installation of 5,000 units and provide wide area network connectivity. The private company has rights to contracts totaling 57,000 residential apartment units and has a prospect list of over 1,000,000 units. We will be able to offer to the multi-dwelling unit owners, residents and managers their own community portal site including message board, local news and weather, access to our Voice over IP services, our financial site (www.stocktracker.com) services, travel services (www.pavliktravel.com), our portal site (www.theexecutive.com), multiple email accounts, and web hosting including customer's personal sites. We can supply computer and all hardware required for the residential units Internet broadband service through our alliance with SOVO Computers (www.sovo.net).
We will release further details regarding the private company upon completion of the financing and negotiation of the definitive agreement.

On July 30, 2001 we announced a strategic alliance with MHL Communications Inc., (http://www.phonebridge.com), the Internet appliance telephony company. The partnership will allow customers via the revolutionary ``PhoneBridge'' telephony appliance to leverage their existing cordless telephones in completing calls utilizing iHiway's VoIP network in Vancouver, B.C. available through our VoIP portals, (http://www.ihiwayphone.com and http://www.phoneearth.com).

We recognize Internet telephony as a major, cost-effective innovation in communications for both consumer and business users, and see MHL Comm., Inc. as a premier provider of telephony appliance solutions. Our VoIP calling service is a perfect match with MHL since MHL already ship units around the world. The PhoneBridge works with VoIP services, whether they are phone-to-phone, PC-to-phone, Video or enhanced web-to-phone applications.

By combining ``PhoneBridge'' with iHiway's VoIP Products, we are able to offer robust communications services to our customers while increasing user loyalty and retention through services that increase productivity and cut costs. Customers no longer must be tethered to their computers to take part in the VoIP Internet telephony revolution.

Due to economic conditions, we have been forced to lay-off a majority of our workforce. We have also sold the ISP customers of our wholly-owned subsidiary, BlueCrow Internet Company, Ltd.

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

Our network and service costs have historically included equipment installation and ongoing service and maintenance charges. In April, 2001, we sold YesIC Communications Ltd. in order to focus on our Vancouver-based center which has been developed to provide state of the art services to emerging markets.

OTHER  OPERATING  EXPENSES
Our other operating expenses include portal site development and maintenance, information systems, billing and collections, general management and overhead, and administrative functions. We have recently scaled down our operations in order to reduce overhead through reduction in staffing and amalgamation of offices.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000
The following results of operations do not include the discontinue operations of YesIC Communications Inc. as this subsidiary was sold during fiscal 2000. The discontinued loss for the three months ended August 31, 2000 from YesIC was ($189,000).

REVENUES
Revenues decreased by $16,000 (38%) to $26,000 from $42,000 in 2000. This decrease was due to the reduction in ISP customers and revenues.

COST  OF  REVENUES
Cost of revenues decreased by $33,000 (31%) to $72,000 from $105,000 in 2000. The largest components of cost of revenues are telephone costs and Internet and license fees which are reduced due to the sale of our subsidiary in Toronto.

GROSS  PROFIT
Gross  profit  increased  by  $18,000 (28%) to ($46,000) from ($64,000) in 2000.
Increased competition in the Internet Service Provider industry increases pressure of fee reduction for new subscribers and renewing subscribers.

MARKETING  AND  SALES  EXPENSES
Marketing and sales expenses have decreased by $62,000 (82%) to $14,000 from $76,000 in 2000. We had very little marketing and sales effort in the first three months of fiscal 2002.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
General and administrative expenses for corporate overhead activities and Internet business-related activities combined have decreased by $407,000 to $78,000 from $485,000 in 2000.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $267,000 to $61,000 from $328,000 in 2000. Expenses relating to being an active operating public company including investor relations and financial consulting have been curtailed.

Investor relations and financial consulting decreased by $82000 to $2,000 as compared to $84,000 in 2000. Expenses relating to being an active operating public company including investor relations and financial consulting have been curtailed.

Professional fees decreased by $45,000 to $9,000 from $54,000 in 2000. The costs in 2000 related to a number of security issuances and regulatory matters and legal costs incurred in deferring a claim against the Company.

General and administrative expenses relating to Internet business related activities increased by $1,000 to $15,000 from $14,000 in 2000.

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

Product development expenses decreased by $85,000 (96%) to $4,000 from $89,000 in 2000. The major cause of the decrease in product development expenses was due to staff lay-offs.

DEPRECIATION  AND  AMORTIZATION  EXPENSES
Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets decreased by $8,000 to $26,000 as compared to $34,000 in 2000.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

NET LOSS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000

Our business is carried on in one industry segment being the provision of access to the Internet and providing services, including web-hosting and VoIP to individual and corporate subscribers.

Up until April 24, 2000, we operated in Vancouver, British Columbia and Toronto, Ontario and also incurred some expenses in testing the US market. No revenues were generated in the US market in either year. We now operate solely in Vancouver, British Columbia.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Our sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $61,000 relating to such activities. The net loss relating to Internet activities in Canada amounted to $80,000 and the net loss relating to U.S. portals was nil.

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

LIQUIDITY  AND  FINANCIAL  RESOURCES  AT  AUGUST  31,  2001

We have historically satisfied our capital needs by borrowing from affiliates in the short-term and by issuing equity securities and entering into capital leases.

We have also used these sources to provide a portion of our operating cash requirements to make up for a cash shortfall from operating activities. At the beginning of the period we had a cash deficiency of ($2,000). During the period, we used $184,000, generated by advances from affiliates to fund our operating cash shortfall of $132,000 to repay a bank loan of $56,000, to make capital expenditures of $1,000. This resulted in our cash deficiency position remaining at ($2,000). The operation, development and expansion of our business will likely require additional capital infusions for the foreseeable future.

We had a working capital deficit, as at August 31, 2001, of ($2,501,000), and will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

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

We have not achieved profitable operations since our inception and have suffered mounting losses of $8,046,415 to August 31, 2001.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

None

Item  2.     Changes  in  Securities
--------     -----------------------

Refer  to  Notes  to  Financial  statements  attached  hereto.

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

     None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

None

Item  5.     Other  Information
--------     ------------------

None

Item  6.     Exhibits  and  Reports  on  Form  8BK
--------     -------------------------------------

None

     Signature
     ---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  October  15,  2001

INFORMATION  HIGHWAY.COM,  INC.



By:     /s/  John  G.  Robertson

John  G.  Robertson,  President
(Principal  Executive  Officer)


By:     /s/  James  Vandeberg

James  Vandeberg,  Chief  Financial  Officer
(Principal  Financial  Officer)