Form 10QSB
period 2001-11-30
INFORMATION HIGHWAY COM INC
filed 2002-01-22
CIK 1081240

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  November  30,  2001
                          -------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______________ to___________________

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

                             #120 - 3011 Viking Way
                           Richmond, BC V6V 1W1 Canada
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                            -------------------------
                            Issuer's Telephone Number

                          #185 - 10751 Shellbridge Way
                           Richmond, BC V6X 2W8 Canada
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                January 18, 2002

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

          Balance Sheet as of November 30, 2001 and May 31, 2001

          Statement of Operations for the three months and six months ended November 30, 2001

          Statement of Cash Flows for six months ended November 30, 2001

          Notes  to  Financial  Statements

Item  2.  Management's Discussion and Analysis or Plan of Operation

PART II  -  Other Information

Information  Highway.com,  Inc.
Consolidated  Balance  Sheets


                                                                November 30,     May 31,
                                                                   2001           2001
                                                                     $              $
                                                                (unaudited)     (audited)
                                     Assets
Current Assets
  Accounts receivable                                                  2,570        20,424
  Inventory (Note 2(f))                                               24,921        24,921
  Prepaid expenses                                                    11,198        13,680
-------------------------------------------------------------------------------------------
Total Current Assets                                                  38,689        59,025

Property, Plant and Equipment (Note 4)                               231,949       288,981
-------------------------------------------------------------------------------------------
Total Assets                                                         270,638       348,006
===========================================================================================
                      Liabilities and Stockholders' Deficit
Current Liabilities
  Checks issued in excess of funds on deposit                         10,083         2,117
  Accounts payable                                                   404,493       362,077
  Accrued liabilities                                                471,511       413,212
  Deferred revenue                                                    21,919        52,986
  Bank loan                                                                -        55,613
  Advances from related parties (Note 7)                             358,907       236,387
  Convertible Debentures (Note 5)                                  1,320,402     1,297,964
  Current portion of obligations under capital leases (Note 6)        51,452        31,611
-------------------------------------------------------------------------------------------
Total Current Liabilities                                          2,638,767     2,451,967

Obligations Under Capital Leases (Note 6)                              1,126        22,192
-------------------------------------------------------------------------------------------
Total Liabilities                                                  2,639,893     2,474,159
-------------------------------------------------------------------------------------------
Contingencies (Notes 1 and 9)
Stockholders' Deficit

Common Stock (Note 8), 50,000,000 shares authorized, par                 937           914
     value $.0001 per share, 9,382,352 and 9,148,500 issued and outstanding respectively

     Additional Paid in Capital - Common Stock                     5,102,335     5,086,269

     Additional Paid in Capital - Warrants to purchase stock         651,120       651,120

     Common Stock paid for but unissued (representing 310,000
     shares)                                                          46,500        46,500
-------------------------------------------------------------------------------------------
                                                                   5,800,892     5,784,803
-------------------------------------------------------------------------------------------
Preferred Stock, 10,000,000 shares authorized, par value
     $.0001 per share, none issued                                         -             -
-------------------------------------------------------------------------------------------
Translation adjustments                                                8,066        (5,805)
-------------------------------------------------------------------------------------------
                                                                   5,808,958     5,778,998

Accumulated Deficit                                               (8,178,213)   (7,905,151)
-------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                       (2,369,255)   (2,126,153)
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          270,638       348,006
===========================================================================================


    The accompanying notes are an integral part of these financial statements

Information  Highway.com,  Inc.
Consolidated  Statements  of  Operations  and  Deficit


                                                       Three Months Ended           Six Months Ended
                                                          November 30,                November 30,
                                                       2001          2000          2001          2000
                                                          (unaudited)                   (unaudited)
                                                        $             $             $             $
Revenues                                                     -         4,175             -        16,088
Cost of Revenues                                             -       102,568             -       167,706
---------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                                          -       (98,393)            -      (151,618)
---------------------------------------------------------------------------------------------------------
Operating Expenses

  Marketing and sales                                        -         6,494             -        58,091
  General and Administrative                            98,992       451,917      196, 054       923,136
  Product development                                        -        44,812             -       132,853
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                                98,992       503,223       196,054     1,114,080
---------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                        (98,992)     (601,616)     (196,054)   (1,265,698)
---------------------------------------------------------------------------------------------------------
Discontinued Operations (Note 3)

  Loss from Operations from YesIC                            -                           -      (494,409)
  Communications, Inc.                                              (305,796)
  Loss from Operations from Pavlik Travel Services           -                           -       (11,550)
  Ltd.                                                              (11,550)
  Loss from Operations from Blue Crow Internet Co.                                 (77,008)      (80,439)
  Ltd.                                                 (32,806)      (31,016)
---------------------------------------------------------------------------------------------------------
Loss from discontinued operations                      (32,806)     (348,362)      (77,008)     (586,398)
---------------------------------------------------------------------------------------------------------

Net loss for the period                               (131,798)     (949,978)     (273,062)   (1,852,096)
Deficit - Beginning of Period                       (8,046,415)   (6,693,437)   (7,905,151)   (5,791,319)
---------------------------------------------------------------------------------------------------------

Deficit - End of Period                             (8,178,213)   (7,643,415)   (8,178,213)   (7,643,415)
---------------------------------------------------------------------------------------------------------

Basic loss from continuing operations                     0.01          0.08          0.02          0.15
Basic loss from discontinued operations                      -          0.04          0.01          0.07
---------------------------------------------------------------------------------------------------------
Basic loss per share                                      0.01          0.12          0.03          0.22
=========================================================================================================
Weighted average shares used to compute              9,382,000     8,211,000     9,285,000     8,178,000
basic loss per share
=========================================================================================================

Diluted  loss  per  share has not been presented as the result is anti-dilutive.


    The accompanying notes are an integral part of these financial statements

Information  Highway.com,  Inc.
Consolidated  Statements  of  Cash  Flows

                                                                                        Six
                                                                               months ended
                                                                               November 30,
                                                                          2001         2000
                                                                             $            $
                                                                    (unaudited)  (unaudited)
Cash Flows to Operating Activities

 Net loss                                                             (273,062)  (1,852,096)

 Adjustments to reconcile net loss to cash

  Depreciation and amortization of property, plant and equipment and    50,311       82,118
  goodwill
  Amortization of convertible debenture valuation allowance             37,439       48,263
  Services paid for by issuing common shares and warrants                    -       41,388
  Shares issued for convertible debenture interest                       1,089        1,963
  (Gain) Loss on sale of computer equipment                              2,532       (1,952)

Change in non-cash working capital items

  Decrease in accounts receivable                                       17,854       11,826
  Decrease in prepaid expenses                                           2,482      128,832
  (Increase) in inventory                                                    -       (5,492)
  Increase in accounts payable and accrued liabilities                 100,715      317,816
  Increase (decrease) in deferred revenues                             (31,067)      15,058
--------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                  (91,707)  (1,212,276)
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Share subscriptions in subsidiary                                          -      119,629
  Common stock issued                                                        -        6,250
  Increase in related party advances                                   122,520      254,663
  Increase (repayment) of bank loan                                    (55,613)      67,636
  Capital lease obligations repaid                                      (1,225)     (19,780)
--------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               65,682      428,398
--------------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Purchase of subsidiary                                                     -      (56,148)
  Proceeds from sale of computer equipment                               5,494        6,250
  Acquisition of property, plant and equipment                          (1,306)     (32,090)
  Restricted cash                                                            -      (26,042)
--------------------------------------------------------------------------------------------
Net Cash from (to) Investing Activities                                  4,188     (108,030)
--------------------------------------------------------------------------------------------
Translation Adjustments                                                 13,871          623
--------------------------------------------------------------------------------------------
Decrease in Cash During the Period                                      (7,966)    (891,285)

Cash and equivalents - Beginning of Period                              (2,117)     857,949
--------------------------------------------------------------------------------------------
Cash and equivalents - End of Period                                   (10,083)     (33,336)
============================================================================================
Non-Cash Financing Activities

  Value of Common Shares issued for services                                 -       41,388
  Value of Common Shares issued for convertible debentures and          16,089       61,963
  accrued interest converted
--------------------------------------------------------------------------------------------

============================================================================================
Supplemental disclosures:

  Interest paid in cash                                                    630      202,495
  Income taxes paid in cash                                                  -            -


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

     Information Highway, Inc. was incorporated in the State of Washington on October 15, 1996. It owned three Canadian operating subsidiaries in the business of providing access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers. See
     Note 3(a) for the acquisition and disposition (both during fiscal 2001) of a company in the travel industry and Note 3(b) for the sale of its Ontario, Canada operating subsidiary sold in fiscal 2001. See Note 3(c) for the sale of the Company's dial up and web hosting business owned by its British Columbia, Canada operating subsidiary.

     The Company has not achieved profitable operations since inception and has suffered mounting losses of $8,178,213, has a working capital deficit of $2,600,078, and has sold or disposed of all significant continuing operations as at November 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months and/or acquire a profitable business. Management plans to raise additional equity financing from new investors through a private placement. The offering will be a best efforts, no minimum, offering consisting of 1,081,701 units at $0.15 per unit to raise proceeds of $162,255 -$46,500 raised to date. The remaining balance of the proceeds are secured by promissory notes which are presently being converted into common shares. Each unit will consist of one share and one warrant to purchase one additional share at $0.20 per share for a period of one year from date of issuance. These funds are not enough to re-capitalize the Company. Significant additional funds will be required.

2.   Significant  Accounting  Policies

     (a)  Consolidated  Financial  Statements

          These consolidated financial statements include the accounts of the Company and its wholly owned US subsidiary, Information Highway, Inc. which owns one consolidated, wholly-owned, Canadian subsidiary. The business of the Company's only operating subsidiary was sold during the current quarter (Note 3c). Two other operating Canadian subsidiaries were sold during the previous year (Note 3a and 3b). These subsidiaries are included in the current and comparative figures under discontinued operations.

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

     (i)  Revenue  Recognition  and  Deferred  Revenues

          Revenues from continuing operations are not presented in the current financial period as the Company has disposed of all operating subsidiaries and is in a development phase pending the launch of new services.

     (j)  Cost  of  Revenues

          All costs related to revenues are recorded as revenue is recognized. Cost of revenues are not presented in the current financial period as the Company is in a development phase pending the launch of new services.

     (k)  Accounting  for  Stock-Based  Compensation

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

     (l)  Foreign  Exchange

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

     (m)  Interim  Financial  Statements

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

     (n)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

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

          (ii) On February 28, 2001 the Company entered into an agreement to sell the travel agency to a private company under the President's control at a fair value of Cdn$125,000. The private company paid a bank loan in the amount of $85,922 and the balance of $39,078 was paid in cash.

               The Company realized revenue of $23,276 for the period September 27, 2000 through February 28, 2001. Pursuant to the agreement the Company wrote off its shareholder loans receivable of $19,863 to operations at February 28, 2001.

     (b)  Disposition  of  YESIC  Communications,  Inc.

          On April 23, 2001, pursuant to a share purchase agreement, the Company sold its 100% interest in YESIC Communications, Inc. ("YESIC") a subsidiary of the Company operating in the business of providing access to the Internet in the Province of Ontario.

          Total consideration received was Cdn$10. In addition the Company was to receive contingent additional amounts as a repayment of shareholder's loans but subsequent to the sale, YESIC declared bankruptcy and as a result the shareholders loans receivable totalling $712,963 from YESIC were written off to operations at May 31, 2001.

     (c) Disposition of dial-up and webhosting business of Blue Crow Internet, Inc.

          On September 19, 2001, the Company's wholly-owned subsidiary, Blue Crow Internet Company, Inc., entered into an agreement to sell its dial-up and webhosting customer base to PCNet International Inc. The sale was completed on October 1, 2001 and included the bluecrow.com domain name and several pieces of computer equipment. The Company has received CDN$10,000 and could receive a monthly amount based on the sold assets net monthly cash flow as outlined in the agreement over an 18 month period to a maximum CDN$120,000.

4.   Property,  Plant  and  Equipment

                                                                     November 30,     May 31,
                                                                             2001        2001
                                                      Accumulated        Net Book    Net Book
                                             Cost    Amortization           Value       Value
                                               $               $                $           $
                                                                      (unaudited)   (audited)
     Computer equipment                   399,431         238,602         160,829     197,232
     Office furniture and equipment        39,546          22,358          17,188      19,408
     Production equipment                  25,000          16,150           8,850      10,412
     Leasehold improvements                13,910           5,323           8,587       9,283
     Assets under capital lease            98,480          61,985          36,495      52,646
     ----------------------------------------------------------------------------------------
                                          576,367         344,418         231,949     288,981
     ========================================================================================

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

     During the year ended May 31, 2001 convertible debentures of $145,000 plus accrued interest of $5,811 were converted into 664,646 common shares. During the quarter ended August 31, 2001, convertible debentures of $15,000 plus accrued interest of $1,089 were converted into 233,852 shares.

6.   Obligations  Under  Capital  Leases

     The  Company  acquired  computer  equipment  by  way  of  capital  leases.

                                                   Total Lease
     Fiscal Year                                    Payments
                                                        $
     2002                                              31,561
     2003                                              23,671
                                                  -----------
                                                       55,232

     Less amount representing interest                  2,654
                                                  -----------
                                                       52,378

     Less current portion                              51,452
                                                  -----------
                                                        1,126
                                                  ===========

7.   Related Party Balances/Transactions

                                                                                 November 30,   May 31,
                                                                                    2001          2001
                                                                                      $            $
                                                                                 (unaudited)   (audited)
     (a)  Balances

          (i)  Amounts owing to the President of the Company and private companies under the President's control are from short-term cash
               loans, are due on demand, unsecured and non-interest bearing.        370,300      223,892

          (ii) Amounts owing to (from) public companies that share office premises and have President's in common are from expenses paid by these companies on behalf of the Company, are due on
               demand, unsecured, and non-interest bearing.                         (11,393)      12,495

               Net amount owing to related parties                                  358,907      236,387

     (b)  Transactions

          See Note 3(a) for the sale of a travel agency to a related party for fair value.

8.   Common Stock

                                                                                 Additional
                                                           No. of    Par Value    Paid-in
                                                           Shares      $.0001     Capital
                                                           Issued        $           $
     Balance as at May 31, 1999                           6,469,951         647   1,698,351
       Shares issued for cash pursuant to an offering
         memorandum (Note 9(a)(i))                          129,750          13     461,987
       Shares issued for cash pursuant to a private
         placement (Note 9(a)(ii))                          125,817          13     503,255
       Less:  Finders fee paid on private placement               -           -     (43,500)
              Value of warrants issued to a consultant
              in connection with the private placement            -           -    (270,820)
       Shares issued pursuant to stock options
         exercised                                          523,266          52     658,323
       Shares issued pursuant to warrants exercised         565,050          56     564,994
       Shares issued for services (Note 9(b))               327,500          33   1,240,330
     ---------------------------------------------------------------------------------------

     Balance as at May 31, 2000 (audited)                 8,141,334         814   4,812,920

      Shares issued for cash pursuant to stock options
         exercised                                           12,500           1       6,249
       Shares issued pursuant to conversion of
         debentures                                         664,666          66     150,745
       Shares issued for services (Note 9(b))               330,000          33     116,355
     ---------------------------------------------------------------------------------------

     Balance as at May 31, 2001 (audited)                 9,148,500         914   5,086,269

       Shares issued pursuant to conversion of
       debentures                                           233,852          23      16,066
     ---------------------------------------------------------------------------------------

     Balance as at November 30, 2001 (unaudited)          9,382,352         937   5,102,335
     =======================================================================================

Pursuant to the Agreement and Plan of Reorganization the Company assumed all common stock obligations of Information Highway, Inc. as they relate to stock based compensation plans and warrants issued to acquire common shares.

     (a)  Common  shares  and  warrants issued for cost

          The Company previously offered units pursuant to an Offering Memorandum. Each unit consisted of one common share, one Series "A" Warrant to acquire one additional common share at $4.00 per share expiring April 30, 2000 (expired), and one Series "B" Warrant to acquire one additional common share at $6.00 per share expiring October 31, 2001 (expired). The offering was completed on August 11, 1999. On completion of the offering, a total of 129,750 units were issued at $4.00 per unit for total proceeds of $519,000. The proceeds of this private placement were allocated on the following basis:
          $462,000 to common shares, $47,000 to Series A Warrants and $10,000 to Series B Warrants.

     (b)  Common Shares  and  warrants  issued  for  services

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

          During fiscal 2001 the Company issued 5,000 common shares valued at $9,712, for financial consulting services and 25,000 common shares, valued at $31,676, for investor relation consulting services. These amounts were charged to operations during fiscal 2001.

          The Company issued 300,000 common shares valued at $75,000 to secure access to wireless technology which amount was charged to operations in fiscal 2001.

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

          Stock options for non-employees are valued and charged to operations over the life of the option.

          The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123 was estimated using the Black-Scholes model.

          The weighted average number of shares under option and option price for the period ended November 30, 2001 is as follows:

                                                     Weighted
                                                     Average
                                Shares    Weighted  Remaining
                                 Under    Average    Life of
                                Option     Option    Options
                                   #      Price $    (Months)
          Beginning of period  1,564,400       .25
          Granted                      -
          Exercised                    -
          Cancelled                    -
          Lapsed                       -
                               ---------
          End of period        1,564,400       .25          30
                               =========  ========  ==========


          Effective January 17, 2001 the exercise price of all outstanding stock options was reduced to $.25.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended November 30, 2001 and 2000 would have been as follows:

                                    November 30,   November 30,
                                       2001           2000
                                        $               $
                                    (unaudited)   (unaudited)
          Net loss
                As reported            (273,062)  (1,852,096)
                Pro forma              (273,937)  (1,866,674)

          Basic net loss per share
                As reported                (.03)        (.22)
                Pro forma                  (.03)        (.23)

9.   Contingent Liability

     A Writ of Summons and Statement of Claim was filed against the Company in the Supreme Court of British Columbia in April 1999 by a former employee and spouse of the employee (the "Plaintiffs"). The employee was retained by the Company as a consultant on or about December 1996 and was subsequently terminated for cause by the Company in December 1997. The Plaintiffs are seeking monetary damages related to the alleged remuneration pursuant to the agreement and a stock option between the Company and the employee. The total damages claimed amounts to $597,000 including alleged unpaid remuneration and a stock option benefit. The plaintiff's are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. This subsidiary operated at a net loss from operations during the period from acquisition in December 1996 to date. Management believes that the Plaintiff's alleged claim is without legal or factual basis and therefore have not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defence. The Company will vigorously defend this action.

10.  Segmented Information

     The Company adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the provision of access to the Internet and providing services, including on-line publishing, to individual and corporate subscribers.

     Up until May 31, 1999 the Company operated in one geographic segment, being Canada, located in Vancouver, BC and Toronto, Ontario. During fiscal 2000 the Company began expansion of its ISP business into the United States by setting up Virtual ISP's. The Company switched on 50 ports (minimum per agreement) in each of 7 cities which enabled the Company to service up to 500 customers in each city. The cost of these portals for the six months ended November 30, 2001 was $nil (2000 - $305,000) and was charged to operations as a general and administrative expense. There was no revenue generated during either year.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $196,054 (2001 - $618,097) relating to such activities. The net loss relating to Internet activities in Canada amounted to $77,008 (2001 - $917,843), the net loss relating to US portal costs was $nil (2001 - $304,605) and the net loss relating to the travel agency in Canada was $nil (2000 - $11,550).

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

OVERVIEW

Through our portal sites we provide information which we believe is useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our basic portal sites may be accessed through the Internet at www.theexecutive.com and our new investment portal site www.stock-tracker.net. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

Information Highway, Inc., a Washington corporation, initially acquired Blue Crow, WorldTel and YesIC Communications, Ltd., of which YesIC was sold pursuant to a share purchase agreement dated April 24, 2001. Then, in February 1999, Information Highway, Inc. engaged in a reverse takeover of Florida Venture Fund, Inc., a Florida corporation. As a result of the reverse takeover, the shareholders of Information Highway, Inc. came to own approximately 95% of the outstanding shares of Florida Venture Fund, Inc. In connection with the reverse takeover, Florida Venture Fund, Inc. changed its name to Information Highway.com, Inc. Information Highway.com, Inc. is now the ultimate parent company whose shares are traded on the OTC bulletin board (symbol: IHWY). Information Highway.com, Inc.'s executive offices are located at 3011 Viking Way, Suite 120, Richmond, British Columbia V6V 1W1, Canada, our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409.

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

On April 24, 2001 by way of share purchase agreement, we disposed of YesIC Communications, Ltd., our Toronto-based ISP which was an ISP only, in order to focus on our Vancouver-based center.

On September 19, 2001, the Company's wholly-owned subsidiary, Blue Crow Internet Company, Inc., entered into an agreement to sell its dial-up and webhosting customer base to PCNet International Inc. for maximum consideration of Cdn$120,000. The sale was completed on October 1, 2001 and included the bluecrow.com domain name and several pieces of computer equipment.

Our Portal Sites

Through our portal site compilation of Internet-based services and information, we provide localized and portal content designed to cater to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled Internet services and content in our portal sites that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our two basic portal sites may be accessed through the Internet at www.theexecutive.com and www.stock-tracker.net. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

The www.theexecutive.com portal site has assembled a functional portal site to enable users to access the information they require immediately. Users will be able to:

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

The www.stock-tracker.net portal site has assembled a functional portal site which will be a valuable research tool for investors and brokers. The main features of the site will consist of:

     -  stock profile of feature companies;
     -  stock charts;
     -  quotation service;
     -  view up to date news releases;
     -  order press packages from feature companies;
     -  create a portfolio and track performance of stock.

We have committed significant resources to the development of the portal sites. Our portal sites can be customized to function as a dedicated service for dial-up communities, interest groups, associations, and companies, who in turn sell dial-up access to the service to their users, members, associates, or employees. In other words, the portal sites make available Internet comprehensive services such as stock quote systems, travel reservation systems, shopping networks, and chat technologies, and then adds information and directories unique to any given group or organization. In some cases, its networks may even form the backbone of a corporate Intranet. Because of the modular nature of the portal sites' information and service components, we can offer businesses and associations the components that they want as the basis of their customized intranets or executive sites. An initial development and licensing fee, together with monthly maintenance fees, will be charged for the development of a customized portal site. The modular nature of the portal site's information and service components will also facilitate establishing local customized portal sites in those markets where we, or one of our licensees, seek to establish or maintain an ISP presence.

We also license portal sites to third parties that want to display their own web pages. Since March 1999, we have licensed our portal site to five partners in the United States. Pursuant to the licenses, we developed private-labeled versions of the portal site for the licensees for their customers throughout Canada and the United States. The licensees paid an initial set up fee and pay a monthly maintenance fee. Each licensee also shares with us the advertising and e-commerce revenues generated from the portals. In April 1999, we also licensed a Spanish version of our portal site to an ISP in Mexico City, Mexico which we have since discontinued.

Wireless Internet

We plan on developing high-speed wireless Internet service with our partnership with AirStream Communications, Inc. whereby we will supply the Internet service such as email, web hosting, e-commerce and AirStream will supply the wireless point of presence (POPs) to locations where high-speed service such as DSL and cable is not available.

FACTORS  AFFECTING  ONGOING  OPERATIONS

In our effort to rapidly expand infrastructure and network services and develop the portal site, we have suffered net losses each quarter to November 30, 2001. At November 30, 2001, our accumulated deficit was $8,178,213 and our working capital deficit was $2,600,078. We expect to incur substantial operating losses, net losses and negative operating cash flow for the near term.

PROGRESS  REPORT  FROM  SEPTEMBER  1,  2001  TO  JANUARY  18,  2002

On September 19, 2001, the Company's wholly-owned subsidiary, Blue Crow Internet Company, Inc., entered into an agreement to sell its dial-up and webhosting customer base to PCNet International Inc. for maximum consideration of Cdn$120,000. The sale was completed on October 1, 2001 and included the bluecrow.com domain name and several pieces of computer equipment.

REVENUES

Revenues are not presented in the current financial period as we are in a development phase pending the launch of new services.

COST  OF  REVENUES

All costs related to revenues are recorded as revenue as recognized. Cost of revenues are not presented in the current financial period as we are in a development phase pending the launch of new services.

OTHER  OPERATING  EXPENSES

Operating expenses include compensation, depreciation, rent and telephone costs incurred and are included in general and administrative expenses in the current year. We have recently scaled down our operations in order to reduce overhead through reduction in staffing and amalgamation of offices.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000

The following results of operations do not include the discontinued operations of YesIC Communications Inc. nor of Pavlik Travel Services Ltd. as these subsidiaries were sold during fiscal 2000. In addition, as a result of the sale of Bluecrow Internet Co. Ltd.'s dial-up and webhosting customer base, the results do not include the operations of Bluecrow Internet Co. Ltd. The discontinued loss for Bluecrow for the six months ended November 30, 2001 was ($77,000). The discontinued loss for the six months ended November 30, 2000 from YesIC was ($494,000), for Pavlik Travel was ($12,000) and for Bluecrow was ($80,000).

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for corporate overhead activities and portal business-related activities combined have decreased by $727,000 to $196,000 from $923,000 in 2000.

During fiscal 2000 the Company had begun expansion of its ISP business into the United States. The cost for the six months ended November 30, 2001 was $nil compared to $305,000 in 2000 which was charged to operations as a general and administrative expense.

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $422,000 to $196,000 from $618,000 in 2000. Expenses relating to being an active operating public company including investor relations and financial consulting have been curtailed.

Investor relations and consulting decreased by $158,000 to $2,000 as compared to $160,000 in 2000. Expenses relating to being an active operating public company including investor relations and consulting have been curtailed.

Interest charges decreased by $130,000 to $77,000 from $207,000 in 2000. The costs in 2000 included penalty interest charges. The Company was incurring penalties pursuant to a Registration Rights Agreement with the debenture holder in the amount of $30,000 per month until a registration statement for selling shareholders was declared effective by the SEC. The Company had been paying these penalties until October 11, 2000 being the date the Registration Statement was declared effective

Professional fees decreased by $61,000 to $28,000 from $89,000 in 2000. The costs in 2000 related to a number of security issuances and regulatory matters and legal costs incurred in deferring a claim against the Company.

DEPRECIATION  AND  AMORTIZATION  EXPENSES

Depreciation and amortization expense has been allocated to cost of revenues, marketing and sales, general and administrative, and product development based on the use of each capital asset. Approximately 60% of capital assets was used in cost of revenues, 15% in marketing and sales, 10% in general and administrative and 15% in product development. Depreciation and amortization of capital assets decreased by $32,000 to $50,000 as compared to $82,000 in 2000.

We anticipate entering into operating and capital leases for any network equipment and software in the future to minimize capital expenditures.

NET LOSS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000

Through our portal site compilation of Internet-based services and information, we provide localized and portal content designed to cater to business professionals.

During fiscal 2000 the Company had begun expansion of its ISP business into the United States. The cost for the six months ended November 30, 2001 for this US expansion was $nil compared to $305,000 in 2000 which was charged to operations as a general and administrative expense. No revenues were generated in the US market in either year.

Up until April 24, 2000, we operated in Vancouver, British Columbia and Toronto, Ontario. Thereafter, until October 1, 2001, we operated solely in Vancouver, British Columbia. Since October 1, 2001 we have limited our activities to the operation of a public company. Discontinuing unprofitable Canadian operations has improved our net loss situation by $509,000 from ($586,000) in 2000 to ($77,000) in 2001.

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $422,000 to $196,000 from $618,000 in 2000. Expenses relating to being an active operating public company including investor relations and consulting have been curtailed.

LIQUIDITY  AND  FINANCIAL  RESOURCES  AT  NOVEMBER  30,  2001

We have historically satisfied our capital needs by borrowing from affiliates in the short-term and by issuing equity securities and entering into capital leases.

During 2001 we financed our operations by receiving financial support from companies affiliated with our president in the amount of $123,000. These amounts are unsecured, non-interest bearing and due on demand. In addition, we received $4,000 net positive cash from sales of computer equipment and $14,000 was the positive foreign currency translation adjustment.

During  2001  we  invested  these  funds  as  follows:

     1. $92,000 of these funds were spent on operating activities as discussed above under Results of Operations.
     2. $57,000 of these funds went toward a bank loan and capital lease obligations.

Overall, our cash position has decreased by $8,000 from negative $2,000 to negative $10,000.

We had a working capital deficit, as at November 30, 2001, of ($2,600,078), and will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

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

Management plans to raise additional equity financing from new investors through a private placement. The offering will be a best efforts, no minimum, offering consisting of 1,081,701 units at $0.15 per unit to raise proceeds of $162,255 of which $46,500 has been raised to date. The remaining balance of the proceeds are secured by promissory notes which are presently being converted into common shares. Each unit will consist of one share and one warrant to purchase one additional share at $0.20 per share for a period of one year from date of issuance.

We have not achieved profitable operations since our inception and have suffered mounting losses of $8,178,213 to November 30, 2001.

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

Dated:  January  18,  2001

                        INFORMATION  HIGHWAY.COM,  INC.



                        By:  /s/  John  G.  Robertson
                             -----------------------------------------
                             John  G.  Robertson,  President
                             (Principal  Executive  Officer)


                        By:  /s/  James  Vandeberg
                             -----------------------------------------
                             James Vandeberg, Chief Financial Officer
                             (Principal Financial Officer)