Form 10QSB
period 2002-02-28
INFORMATION HIGHWAY COM INC
filed 2002-05-22
CIK 1081240

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2002
                      -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-25773
                    -------

                              Information Highway.com, Inc.
                      ---------------------------------------------
                     (Name of Small Business Issuer in its Charter)

Florida                                                               65-0154103
-------                                                               ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                               #120 - 3011 Viking Way
                             Richmond, BC V6V 1W1 Canada
                     ---------------------------------------------
                        (Address of Principal Executive Offices)

                                    (604) 278-5996
                     ---------------------------------------------
                               Issuer's Telephone Number

                              #185 - 10751 Shellbridge Way
                              Richmond, BC V6X 2W8 Canada
                     ---------------------------------------------
             (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   (1)   Yes    X     No        (2)   Yes     X      No
              -----      -----              -----        -----

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

                         DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes          No    X
                                                -----        -----

Information Highway.com, Inc.


INDEX

Part I    Financial Information

Item 1.   Financial Statements

           Balance Sheet as of February 28, 2002

           Statement of Operations for the quarter and three months ended February 28, 2002

           Statement of Cash Flows for three months ended February 28, 2002

           Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

PART II - Other Information

                              INFORMATION HIGHWAY.COM, INC.

                       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                    February 28, 2002

                               (Stated in U.S. Dollars)
                                ----------------------

                              INFORMATION HIGHWAY.COM, INC.
                          INTERIM CONSOLIDATED BALANCE SHEET
                                    February 28, 2002
                                        (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------


                                                      (Unaudited)   (Audited)
                                                      February 28,   May 31,
                                       ASSETS             2002         2001
                                       ------             ----         ----
Current
   Cash                                             $     10,147   $       -
   Accounts receivable                                      -            20,424
   Inventory                                                -            24,921
   Prepaid expenses                                        1,164         13,680
                                                    ------------   ------------
                                                          11,311         59,025
Capital assets, net - Note 4                              99,301        288,981
                                                    ------------   ------------
                                                    $    110,612   $    348,006
                                                    ============   ============

                                     LIABILITIES
                                     -----------
Current
   Bank overdraft                                   $     14,514   $      2,117
   Bank loan                                                -            55,613
   Accounts payable and accrued liabilities              957,792        775,289
   Deferred revenues                                      20,000         52,986
   Due to related parties - Note 6                       288,469        236,387
   Convertible debentures - Note 5                     1,340,000      1,297,964
   Current portion of obligations under capital lease       -            31,611
                                                    ------------   ------------

                                                       2,620,777      2,451,967
Obligations under capital leases                            -            22,192
                                                    ------------   ------------

                                                       2,620,777      2,474,159
                                                    ------------   ------------

                                STOCKHOLDERS' EQUITY
                                --------------------
Stockholders' equity
   Preferred stock $0.0001 par value,
     none issued and outstanding                            -              -
   Common stock $0.0001 par value;
     authorized 50,000,000 shares;
      10,431,053 and 9,148,500 issued and outstanding      1,043            914
   Additional paid in capital - common stock           5,264,485      5,086,269
   Additional paid in capital - stock warrants           651,120        651,120
   Common stock paid for but unissued                       -            46,500
                                                    ------------   ------------

                                                       5,916,648      5,784,803
Cumulative translation adjustments                        15,218         (5,805)
Deficit                                               (8,442,031)    (7,905,151)
                                                    ------------   ------------

Total stockholders' equity                            (2,510,165)    (2,126,153)
                                                    ------------   ------------
                                                    $    110,612   $    348,006
                                                    ------------   ------------


                           SEE ACCOMPANYING NOTES

                              INFORMATION HIGHWAY.COM, INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
          for the three and nine month periods ended February 28, 2002 and 2001
                                       (Unaudited)
                                (Stated in U.S. Dollars)
                                 ----------------------

                                               Three months ended              Nine months ended
                                                  February 28,                    February 28,
                                              2002            2001            2002            2001
                                              ----            ----            ----            ----
Revenues                                  $        -      $       1,868   $        -      $      17,956
Cost of revenues                                   -            370,104            -            537,810
                                          -------------   -------------   -------------   -------------
Gross profit (loss)                                -           (368,236)           -           (519,854)
                                          -------------   -------------   -------------   -------------

Operating Expenses
   Marketing and sales                             -              1,572            -             59,663
   General and administrative
     (recovery)                                 232,648        (151,111)        428,702         772,025
   Product development                             -             17,191            -            150,044
                                          -------------   -------------   -------------   -------------

Total operating expenses (recovery)             232,648        (132,348)        428,702         981,732
                                          -------------   -------------   -------------   -------------

Loss from continuing operations                (232,648)       (235,880)       (428,702)     (1,501,586)
                                          -------------   -------------   -------------   -------------

Discontinued Operations
   Loss from operations from YESIC
    Communications, Inc.                           -            (18,233)           -           (512,642)
   Loss from operations from Pavlik
    Travel Services Ltd.                           -                456        (108,178)        (11,094)
   Loss from operations from Blue Crow
    Internet Co. Ltd.                           (31,170)        (13,578)           -            (94,017)
                                          -------------   -------------   -------------   -------------

Loss from discontinued operations               (31,170)        (31,355)       (108,178)       (617,753)

Net loss for the period                        (263,818)       (267,243)       (536,880)     (2,119,339)

Deficit, beginning of period                 (8,178,213)     (7,643,415)     (7,905,151)     (5,791,319)
                                          -------------   -------------   -------------   -------------

Deficit, end of period                    $  (8,442,031)  $  (7,910,658)  $  (8,442,031)  $  (7,910,658)
                                          =============   =============   =============   =============

Basic loss from continuing operations     $       (0.01)  $       (0.08)  $       (0.02)  $       (0.15)
Basic loss from discontinued operations   $       (0.00)  $       (0.04)  $       (0.01)  $       (0.07)
                                          -------------   -------------   -------------   -------------

Basic and diluted loss per share          $       (0.01)  $       (0.12)  $       (0.03)  $       (0.22)
                                          =============   =============   =============   =============

Weighted average shares used to compute
   basic loss per share                       9,382,000       8,512,000       9,285,000       8,178,000
                                          =============   =============   =============   =============

                           SEE ACCOMPANYING NOTES

                              INFORMATION HIGHWAY.COM, INC.
                     INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the nine month period ended February 28, 2002 and 2001
                                        (Unaudited)
                                  (Stated in U.S. Dollars)
                                   ----------------------


                                                        Nine months ended
                                                           February 28,
                                                       2002            2001
                                                       ----            ----
Cash Flows used in Operating Activities
   Net loss                                         $   (536,880)  $ (2,119,339)
   Add items not affecting cash
     Amortization and capital assets written off         108,203        117,319
     Amortization of convertible debenture
         valuation allowance                              57,036           -
     Amortization of goodwill                               -            11,698
     Shares and warrants issued for services rendered       -            41,388
     Interest on conversion of debentures                   -             5,811
     Imputed interest on valuation of warrants              -            74,590
     (Gain) loss on sale of capital assets                18,735         (1,952)
     Write-off of inventory                               24,921           -
   Net changes in non-cash working capital items
     Accounts receivable                                  20,424         (9,549)
     Inventory                                              -             1,017
     Prepaid expenses                                     12,516        121,945
     Accounts payable and accrued liabilities            184,862        437,575
     Deferred revenue                                    (32,986)        39,907
                                                    ------------   ------------
Net cash used in operating activities                   (143,169)    (1,279,590)
                                                    ------------   ------------

Cash Flows from Financing Activities
   Increase (repayment of) bank loan                     (55,613)        61,669
   Proceeds from common shares issued                     10,000          6,250
   Increase (decrease) in advances from related parties  157,838        320,763
   Increase (decrease) in capital lease obligations         -           (25,788)
   Share subscriptions in subsidiary                        -           119,629
   Share subscriptions                                      -            14,000
                                                    ------------   ------------
Net cash from financing activities                       112,225        496,523
                                                    ------------   ------------

Cash flows used in Investing Activities
   Acquisition of capital assets                          (2,495)       (45,417)
   Restricted cash                                          -           (26,042)
   Proceeds from sale of capital assets                   10,166          6,250
   Purchase of subsidiary                                   -           (56,148)
                                                    ------------   ------------
Cash flows from (used in) investing activities             7,671       (121,357)
                                                    ------------   ------------

                                                                        /Cont'd.

                           SEE ACCOMPANYING NOTES

                                 INFORMATION HIGHWAY.COM, INC.         Continued
                       INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the nine month period ended February 28, 2002 and 2001
                                         (Unaudited)
                                  (Stated in U.S. Dollars)
                                   ----------------------


                                                        Nine months ended
                                                           February 28,
                                                       2002            2001
                                                       ----            ----
Translation adjustments                                   21,023          7,877
                                                    ------------   ------------

Net decrease in cash                                      (2,250)      (896,547)

Cash and cash equivalents, (deficiency)
   beginning of period                                    (2,117)       857,949
                                                    ------------   ------------

Cash and cash equivalents deficiency,
   end of period                                    $     (4,367)  $    (38,598)

Cash and cash equivalents deficiency consists of:
   Cash                                             $     10,147   $       -
   Bank overdrafts                                       (14,514)       (38,598)
                                                    ------------   ------------
                                                    $     (4,367)  $    (38,598)
                                                    ============   ============

Supplementary disclosure of cash flow information
   Cash paid for:
     Interest                                       $    111,166   $    173,037
                                                    ------------   ------------
     Income taxes                                   $       -      $       -
                                                    ============   ============

Supplementary disclosure of non-cash operating
   and financing activities:
  Value of common shares issued for share
    subscriptions                                   $     46,500   $       -
                                                    ============   ============

Value of common shares issued for services          $       -      $     41,388
                                                    ============   ============

Conversion of convertible debentures into
   common shares                                    $     16,066   $    150,811
                                                    ============   ============

Return of assets under capital lease applied
   against lease obligations                        $     53,803   $       -
                                                    ============   ============

Value of common shares issued and applied
   against amounts due to related parties           $    105,756   $       -
                                                    ============   ============


                           SEE ACCOMPANYING NOTES

                              INFORMATION HIGHWAY.COM, INC.
           INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the nine months ended February 28, 2002 and for the year ended May 31, 2001
                                      (Unaudited)
                               (Stated in U.S. dollars)
                                ----------------------

                                          Par Value   Additional   Additional    Stock paid  Cumulative
                             Number of     $0.001       Paid-in      Paid-in       but not   Translation
                           Shares Issued   Amount       Capital      Warrants      Issued     Adjustment      Deficit     Total
                           -------------   ------       -------      --------      ------     ----------      -------     -----
Balance, as at May 31,
  2000 (audited)            8,141,334   $      814   $4,812,920   $  651,120   $     -      $  (11,572)  $(5,791,319) $   (338,037)
Shares issued for cash
  pursuant to stock
  options exercised            12,500            1        6,249         -            -            -             -             -
Shares issued pursuant
  to conversion of
  debentures                  664,666           66      150,745         -            -            -             -             -
Shares issued for
  services                    330,000           33      116,355         -            -            -             -             -
Shares subscriptions
  received                       -            -            -            -          46,500         -             -             -
Net income for the
  year ended May 31,
  2001                           -            -            -            -            -          (5,805)   (2,113,832)         -
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------  ------------

Balance, as at May 31,
  2001 (audited)            9,148,500          914    5,086,269      651,120       46,500       (5,805)   (7,905,151)   (2,126,153)
Shares issued pursuant
  to conversion of
  debentures                  233,852           23       16,066         -            -            -             -             -
Shares issued for cash      1,048,701          106      162,150         -         (46,500)        -             -             -
Net income for the
  nine month period
  ended February 28, 2002        -            -            -            -            -          21,023      (536,880)         -
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------  ------------

Balance, as at February
  28, 2002 (unaudited)     10,431,053   $    1,043   $5,264,485   $  651,120   $     -      $   15,218   $(8,442,031) $ (2,510,165)
                           ==========   ==========   ==========   ==========   ==========   ==========   ===========  ============


                           SEE ACCOMPANYING NOTES

                              INFORMATION HIGHWAY.COM, INC.
                  INTERIM CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                                    February 28, 2002
                                        (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------


Note 1   Continuance of Business
         -----------------------

         The Company has not achieved profitable operations since inception and has accumulated losses of $8,442,031, has a working capital deficit of $2,609,466, and has sold or disposed of all significant continuing operations as at February 28, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its successful efforts to raise additional equity financing over the next twelve months and/or acquire a profitable business.

Note 2   Interim Reporting
         -----------------

         While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's May 31, 2001 annual consolidated financial statements.

Note 3   Discontinued Operations
         -----------------------

         (a)   Acquisition and Disposition of Pavlik Travel Services Ltd.
               (i) On September 27, 2000 the Company completed an agreement to purchase a travel agency located in British Columbia, Canada. Total consideration paid was CDN$125,000. The purchase was accounted for as an acquisition, and the excess purchase price over the fair market value of net assets acquired, being CDN$84,390, was allocated to goodwill and was being amortized over two years.

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

                              INFORMATION HIGHWAY.COM, INC.
               INTERIM CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                                    February 28, 2002
                                        (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------


Note 3   Discontinued Operations - (cont'd)
         -----------------------

         (c) Disposition of dial-up and webhosting business of Blue Crow Internet, Inc.

               On September 19, 2001, the Company's wholly-owned subsidiary, Blue Crow Internet Company, Inc., entered into an agreement to sell its dial-up and webhosting customer base to PCNet International Inc. The sale was completed on October 1, 2001 and included the bluecrow.com domain name and several pieces of computer equipment. The Company has received CDN$10,000 and could receive a monthly amount based on the sold assets net monthly cash flow as outlined in the agreement over an 18 month period to a maximum CDN$120,000. To date, the Company has received CDN$23,813.

Note 4   Property, Plant and Equipment
         -----------------------------

                                       (Unaudited)                   (Audited)
                                           2002                         2001
                       -------------------------------------------  ------------
                                      Accumulated
                           Cost       Amortization         Net          Net
                           ----       ------------         ---          ---
  Computer equipment      $  273,307    $  174,335    $   98,972     $  197,232
  Office furniture and
   equipment                     329          -              329         19,408
  Production equipment          -             -             -            10,412
  Leasehold improvements        -             -             -             9,283
  Assets under capital
   lease                        -             -             -            52,646
                          ----------    ----------    ----------     ----------
                          $  273,636    $  174,335    $   99,301     $  288,981
                          ==========    ==========    ==========     ==========

Note 5   Convertible Debentures
         ----------------------

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

                              INFORMATION HIGHWAY.COM, INC.
               INTERIM CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                                    February 28, 2002
                                        (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------


Note 6   Related Party Transactions
         --------------------------

                                                      (Unaudited)   (Audited)
                                                      February 28,   May 31,
                                                          2002         2001
                                                          ----         ----
     (i)     Amounts owing to the President of
             the Company and private companies
             under the President's control are
             from short-term cash loans, are due
             on demand, unsecured and non-interest
             bearing.                                 $   296,034   $   223,892

     (ii)    Amounts owing to (from) public
             companies that share office premises
             and have President's in common are
             from expenses paid by these companies
             on behalf of the Company, are due on
             demand, unsecured, and non-interest
             bearing.                                      (7,565)       12,495
                                                      -----------   -----------
             Total                                    $   288,469   $   236,317
                                                      ===========   ===========

     (iii) Included in accounts payable is $42,354 owing to a company controlled by the President

     (iv) Included in deferred revenues is $20,000 from a related party for future website development work.

Note 7   Common Stock
         ------------

         Warrants Outstanding:

         100,000 warrants to acquire 100,000 common shares at $4.00 per share exercisable to December 1, 2002 are outstanding.

                              INFORMATION HIGHWAY.COM, INC.
               INTERIM CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                                    February 28, 2002
                                        (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------


Note 7   Common Stock - (cont'd)
         ------------

         Stock Option Plan

         Pursuant to a stock option plan amended and restated February 8, 2000 and expiring May 31, 2007, the Company has reserved 3,000,000 common shares for future issuance.

         The weighted average number of shares under option and option price for the period ended February 28, 2002 is as follows:

                                                                                        Weighted
                                                                                         Average
                                                          Shares          Weighted      Remaining
                                                           Under           Average       Life of
                                                          Option           Option        Options
                                                          Number           Price $       (Months)
                                                          ------           -------       --------
         Beginning of period                           1,564,400           .25
         Granted                                            -              -
         Exercised                                          -              -
         Cancelled                                          -              -
         Lapsed                                             -              -
                                                       ---------
                                                       1,564,400           .25              30
                                                       =========           ===              ==

         Effective January 17, 2001 the exercise price of all outstanding stock options was reduced to $.25.

Note 8   Contingent Liability
         --------------------

         A Writ of Summons and Statement of Claim was filed against the Company in the Supreme Court of British Columbia in April 1999 by a former employee and spouse of the employee (the "Plaintiffs"). The employee was retained by the Company as a consultant on or about December 1996 and was subsequently terminated for cause by the Company in December 1997. The Plaintiffs are seeking monetary damages related to the alleged remuneration pursuant to the agreement and a stock option between the Company and the employee. The total damages claimed amounts to $597,000 including alleged unpaid remuneration and a stock option benefit. The plaintiff's are also claiming 5% of business revenue from the operating subsidiary in Vancouver, Canada. This subsidiary operated at a net loss from operations during the period from acquisition in December 1996 to date. Management believes that the Plaintiff's alleged claim is without legal or factual basis and therefore have not accrued any potential losses resulting from this claim except for legal fees paid in establishing the defence. The Company will vigorously defend this action. Any settlement resulting from the resolution of this contingency will be recorded in the period of settlement.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Forward Looking Statements
--------------------------

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

Overview

Through our portal sites we provide information which we believe is useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our new investment portal site www.stock-tracker.net, through this portal site we provide information we believe is usefull to companies (see: www.USA.theexecutive.com) and we believe that our portal site will provide friendly, easy to navigate interfaces. Our new portal site www.stocktracker.net provides investment information on public companies, such as news releases, stock quotations and company profiles. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.

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

BUSINESS DEVELOPMENT
--------------------

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

Our Portal Sites

Through our portal site compilation of application-based services and information, we provide localized and portal content designed to cater to business professionals. Through research, design, programming, co-branding, and licensing, we have compiled ASP services and content in our portal sites that we believe are useful to companies, associations and professionals. Portal site web pages are designed specifically for targeted user groups, and we believe they provide friendly, easy to navigate interfaces. Our two basic portal sites may be accessed through the Internet at www.USA.theexecutive.com and www.stock-tracker.net. Other portal sites are customized to the needs of specific Internet subscriber groups (whether by geographic location or entity affiliation) and have different Internet addresses.


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

We have committed significant resources to the development of the portal sites. Our portal sites can be customized to function as a dedicated service for dial-up communities, interest groups, associations, and companies, who in turn sell dial-up access to the service to their users, members, associates, or employees. In other words, the portal sites make available comprehensive services such as stock quote systems, and then adds information and directories unique to any given group or organization. In some cases, its networks may even form the backbone of a corporate Intranet. Because of the modular nature of the portal sites' information and service components, we can offer businesses and associations the components that they want as the basis of their customized intranets or executive sites. An initial development and licensing fee, together with monthly maintenance fees, will be charged for the development of a customized portal site. The modular nature of the portal site's information and service components will also facilitate establishing local customized portal sites in those markets where we, or one of our licensees, seek to establish or maintain a presence on the world wide web.

Progress Report from May 31, 2001 to February 28, 2002

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

Results of Operations for the Nine Months Ended February 28, 2002 as Compared to the Nine Months Ended February 28, 2001

General and Administrative Expenses
-----------------------------------

General and administrative expenses relating to corporate overhead activities, and not Internet business-related activities, have decreased by $1,072,884 to $428,702 from $1,501,586 in 2001. Expenses relating to being an active operating public company including investor relations and financial consulting have been curtailed.

Expenses relating to being an active operating public company including investor relations and consulting have been curtailed.

Bank and Interest charges decreased by $63,121 to $111,916 from $175,037 in 2001. Partial costs in 2001 included penalty interest charges. The Company was incurring penalties pursuant to a Registration Rights Agreement with the debenture holder in the amount of $30,000 per month until a registration statement for selling shareholders was declared effective by the SEC.

Depreciation and Amortization Expenses

Depreciation and amortization expense has been allocated to cost of general and administrative expense.

Net Loss for the Nine Months Ended February 28, 2002 as Compared to the Nine Months Ended February 28, 2001

Our head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to the Internet. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. General and administrative expenses relating to corporate overhead activities have decreased by $1,072,884 to $428,702 from $1,501,586 in 2001. Expenses relating to being an active operating public company including investor relations and consulting have been curtailed.

Liquidity and Financial Resources at February 28, 2002

We have historically satisfied our capital needs by borrowing from affiliates in the short-term and by issuing equity securities and entering into capital leases.

During 2002 we financed our operations by receiving financial support from companies affiliated with our president in the amount of $157,838. These amounts are unsecured, non-interest bearing and due on demand

Overall, our cash position has decreased by $2,250 from negative $2,117 to negative $4,367.

We had a working capital deficit, as at February 28, 2002, of ($2,609,466), and will require additional funds to finance our ongoing operating activities for the foreseeable future and will need some funds for capital expenditures. We plan to manage our payables balances and satisfy our operating and capital needs partially by generating cash (although at a shortfall) through our operating activities and partially through issuing equity securities.

We have not achieved profitable operations since our inception and have suffered mounting losses of $8,442,031 to February 28, 2001.

PART II   Other Information

Item 1.   Legal Proceedings
---------------------------

          None

Item 2.   Changes in Securities
-------------------------------

          Refer to Notes to Financial statements attached hereto.

Item 3.   Defaults upon Senior Securities
-----------------------------------------

          None

Item 4.   Submissions of Matters to a Vote of Security Holders
--------------------------------------------------------------

          None

Item 5.   Other Information
---------------------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          None

                                      Signature
                                      ---------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereto duly authorized.

Dated : May 21, 2002
--------------------


INFORMATION HIGHWAY.COM, INC.
-----------------------------


By:   /s/ John G Robertson
--------------------------



------------------------

John G. Robertson, President
(Principal Executive Officer)



By:   /s/ James Vandeberg
-------------------------


________________________
------------------------
James Vandeberg, Chief Financial Officer
(Principal Financial Officer)